Form 10QSB
period 2006-09-30
TSB Financial CORP
filed 2006-11-14
CIK 1374537

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
000-52223
(Commission
File Number)
TSB Financial Corporation
(Exact name of Small Business Issuer as specified in its charter)

North Carolina	20-4814503

(State or other	(IRS Employer
jurisdiction of	Identification No.)
incorporation)
1057 Providence Road, Charlotte, North Carolina 28207
(Address of principal executive offices)
(704) 331-8686
(Issuer’s telephone number, including area code)
The Scottish Bank
(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock, $.01 par value, 985,672 shares outstanding as of October 30, 2006.
Transitional Small Business Disclosure Format Yes ☐ No ☑

Index	Page

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets at September 30, 2006 and December 31, 2005.	3

Condensed Consolidated Statements of Income for the Three Months Ended September 30, 2006 and 2005 and the Nine Months Ended September 30, 2006 and 2005.	4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005.	5

Notes to Condensed Consolidated Financial Statements	6-9

Item 2. Management’s Discussion and Analysis or Plan of Operation	10-14

Item 3. Controls and Procedures	15

PART II—OTHER INFORMATION	15

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults upon Senior Securities	15

Item 4. Submission of Matters to a Vote of Security Holders	15

Item 5. Other Information	15

Item 6. Exhibits	15

Signatures	16

Exhibit Index	17

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TSB Financial Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	September 30,
	2006	December 31,
	(unaudited)	2005
Assets
Cash and due from banks	$4,597	$4,609
Securities available for sale	40,362	34,946
Federal Home Loan Bank stock	702	662
Loans	146,063	125,302
Less allowance for loan losses	(1,891)	(1,623)

Net loans	144,172	123,679
Premises and equipment, net	1,289	1,351
Interest receivable	886	725
Other assets	5,052	5,123

Total assets	$197,060	$171,096

Liabilities and Stockholders’ Equity
Deposits
Demand	$24,871	$22,374
Savings, NOW, and money market accounts	48,967	33,208
Time deposits of $100,000 or more	51,424	45,616
Other time deposits	43,976	39,119

Total deposits	169,238	140,316

Other borrowed funds, short term	4,960	9,152
Other borrowed funds, long term	8,000	8,000
Interest payable	252	168
Other liabilities	253	181

Total liabilities	182,703	157,817

Stockholders’ equity
Common stock, $.01 par value, 20,000,000 shares authorized, 985,672 shares issued and outstanding at September 30, 2006; Common stock, $3.50 par value, 20,000,000 shares authorized, 884,987 issued and outstanding at December 31, 2005	10	3,097
Additional paid in capital	11,572	8,296
Retained earnings	3,039	2,265
Accumulated other comprehensive loss	(264)	(379)

Total stockholders’ equity	14,357	13,279

Total liabilities and stockholders’ equity	$197,060	$171,096

*	Derived from audited financial statements for The Scottish Bank
The accompanying notes are an integral part of these financial statements

TSB Financial Corporation
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income
Interest and fees on loans	$2,766	$1,990	$7,383	$5,509
Federal funds sold	3	7	30	47
Investment securities	446	366	1,260	981

Total interest income	3,214	2,363	8,672	6,537

Interest expense
Savings, NOW, and money market accounts	326	134	663	343
Time deposits of $100,000 or more	625	353	1,659	887
Other time deposits	523	287	1,373	765
Borrowed funds, short term	95	37	233	81
Borrowed funds, long term	83	82	246	245

Total interest expense	1,652	893	4,173	2,321

Net interest income	1,563	1,470	4,499	4,216

Provision for loan losses	16	57	268	128

Net interest income after provision for loan losses	1,547	1,413	4,231	4,088

Non-interest income
Service charges on deposit accounts	74	76	240	212
Mortgage banking income (loss)	17	42	(1)	25
Other	198	73	347	205

Total non-interest income	289	192	586	443

Non-interest expense
Personnel	733	642	2,076	1,814
Occupancy, net	138	134	405	389
Furniture and equipment	29	40	106	122
Other	411	373	1,139	1,054

Total non-interest expense	1,311	1,188	3,727	3,378

Net income before income taxes	525	416	1,091	1,152

Income tax expense	165	133	315	368

Net income	$360	$283	$775	$784

Net income per share:
Basic	$0.37	$0.29	$0.80	$0.81
Diluted	$0.35	$0.27	$0.77	$0.77
The accompanying notes are an integral part of these financial statements

TSB Financial Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$775	$784
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	143	165
Provision for loan losses	268	128
Stock based compensation	22	—
Gain on sale of investment in Mortgage Company	(123)	—
Increase in cash surrender value of bank-owned life insurance	(94)	(93)
Increase in other assets	(103)	(283)
Increase in other liabilities	156	21

Net cash provided by operations	1,044	722

Cash flows from investing activities:
Purchase of securities available for sale	(7,424)	(15,864)
Proceeds from the sale of securities available for sale	—	2,092
Proceeds from the maturity of securities available for sale	2,177	3,249
Proceeds from the sale of Mortgage Company	160	—
Sale (purchase) of Federal Home Loan Bank Stock	(40)	276
Net increase in loans	(20,761)	(7,385)
Purchase of premises and equipment	(64)	(112)

Net cash used in investing activities	(25,952)	(17,744)

Cash flows from financing activities:
Net increase in demand and savings deposits	18,258	8,816
Net increase in time deposits	10,665	13,019
Net decrease in other borrowed funds	(4,192)	(4,899)
Proceeds from the issuance of common stock	165	32
Tax benefit from exercise of stock options	19	—

Net cash provided by financing activities	24,896	16,968

Net decrease in cash and cash equivalents	(12)	(54)
Cash and cash equivalents, beginning of period	4,609	3,346

Cash and cash equivalents, end of period	$4,597	$3,292

The accompanying notes are an integral part of these financial statements

Notes to Financial Statements
1.	Accounting Policies

TSB Financial Corporation (the “Company”) is a holding company with one subsidiary, The Scottish Bank (the “Bank”). The Bank is a state chartered commercial bank which was incorporated in North Carolina on March 19, 1998. The Bank provides consumer and commercial banking services in Mecklenburg County. Common shares of The Scottish Bank were exchanged for common shares of TSB Financial Corporation on September 14, 2006. Information presented prior to September 14, 2006 represent the operations of the Bank prior to the completion of the share exchange with the Company.

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine-month periods ended September 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States. Operating results for the three and nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

The organization and business of the Company reflects that of the Bank, accounting policies followed by the Bank and other information are contained in the notes to the financial statements filed as part of the Bank’s 2005 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

Stock Compensation Plans

Effective January 1, 2006, the Bank adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which was issued by the FASB in December 2004. SFAS No. 123R revises SFAS No. 123 “Accounting for Stock Based Compensation,” (“SFAS 123”) and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

The Bank adopted SFAS No. 123R using the modified prospective application as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Bank is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Prior to the adoption of SFAS No. 123R, the Bank used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Bank’s common stock on the date of grant.

The Company has two share-based compensation plans in effect at September 30, 2006. The compensation cost that has been charged against income for those plans was approximately $21,000 for the nine-months ended September 30, 2006. The Company recorded a deferred tax benefit in the amount of $8,095 related to share-based compensation during the nine-month period ended September 30, 2006.

A summary of option activity under the stock option plans as of September 30, 2006, and changes during the nine-month period ended September 30, 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2005	180,365	$14.24

Exercised	11,097	$13.18

Authorized	—	—

Forfeited	2,025	$18.68

Granted	11,100	$19.63

Outstanding at September 30, 2006	178,343	$14.59	4.4 years	$964,836
Exercisable at September 30, 2006	160,544	$14.07	4.4 years	$952,026
The fair value of options vested over the quarters ended September 30, 2006 and 2005, respectively was $7,000 and $15,000.
As of September 30, 2006 there were $75,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all of the Company’s stock benefit plans. That cost is expected to be recognized over a weighted-average period of 4.4 years.
The Company funds the option shares from authorized but unissued shares. The Company does not purchase shares to fulfill the obligations of the stock benefit plans.

The adoption of SFAS No. 123R and its fair value compensation cost recognition provisions are different from the recognition provisions under SFAS No.123 and the intrinsic value method for compensation cost allowed APB25. The effect (increase/(decrease)) of the adoption of SFAS No. 123R for the nine months ended September 30, 2006 is as follows:

Income before income tax expense	$(21,000)
Net income	$(12,905)

Cash flow from operating activities	$(41,000)
Cash flow provided by financing activities	$41,000

Basic earnings per share	$(0.01)
Diluted earnings per share	$(0.01)
Had compensation costs for the Company’s stock option plans been determined using the fair value method pursuant to SFAS No. 123R, the Company’s pro forma net income would have been as follows:

	Three months	Nine months
	Ended September 30, 2005
Net income as reported	$283,000	$784,000
Deduct: Total stock-based compensation expense determined under the “fair value” method for all awards, net of tax effects	15,000	44,000

Pro forma net income	$268,000	$740,000

Earnings per share:
Basic, as reported	$0.29	$0.81
Basic, pro forma	$0.28	$0.76
Diluted, as reported	$0.27	$0.77
Diluted, pro forma	$0.26	$0.73
Par Value of Common Stock
On August 10, 2006 the Company’s stockholders approved an Agreement and Plan of Reorganization and Share Exchange, dated as of May 16, 2006 between the Bank and the Company. The par value of the Company is $.01 per share.
Stock Dividend
On February 1, 2006, the Bank declared an eleven for ten stock split effected in the form of a 10% stock dividend, to stockholders of record on March 15, 2006. The 88,427 shares were distributed on April 10, 2006. Per share amounts have been adjusted to reflect this stock dividend.

2.	Net Income Per Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

Earnings per common share have been computed based upon the following:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted average common shares outstanding	968,988	973,486	968,988	973,064

Effect of dilutive options	47,070	45,928	42,980	45,439

Weighted average common shares outstanding used to calculate diluted earnings per share	1,016,058	1,019,414	1,011,968	1,018,503

Antidilutive shares for the three and nine months ended September 30, 2006 were 572 and 654, respectively zero for both periods in 2005.
3.	Commitments and Contingencies

In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. The unused portion of loan commitments at September 30, 2006 and December 31, 2005 were $55,036,000 and $49,638,000, respectively. Commitments under standby letters of credit at September 30, 2006 and December 31, 2005 were $1,476,000 and $1,150,000, respectively.

4.	Comprehensive Income

For the three-months ended September 30, 2006 and 2005, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $845,000 and $124,000, respectively. For the nine-months ended September 30, 2006 and 2005, total comprehensive income, was $890,000 and $618,000, respectively.

Item 2. Management’s Discussion and Analysis or Plan of Operation
This Quarterly Report on Form 10-QSB may contain certain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, consisting of expectations with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these expectations. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Bank’s operations, pricing, products and services.
Executive Overview
TSB Financial Corporation is a bank holding company incorporated under the laws of North Carolina for the purpose of effecting the share exchange with The Scottish Bank, which was completed on September 14, 2006. The share exchange was approved by the shareholders of The Scottish Bank on August 10, 2006. The effects of the share exchange resulted in one share of The Scottish Bank (SHKL.OB) stock being exchanged for one share of TSB Financial Corporation stock. There were no tax consequences to the exchange and all assets, operations and employees of The Scottish Bank (the “Bank”) were unaffected by the share exchange with TSB Financial Corporation (the “Company”). The Company maintains no operations other than the business conducted by the Bank. Financial information discussed herein for dates or periods prior to September 14, 2006 is financial information of the Bank or the predecessor of the Company.
The primary focus of the Bank during 2006 has been on asset growth and strong asset quality. The Bank grew loans by 16.6% during the first nine months of 2006 and asset quality remained strong as a result of high credit standards and underwriting. While the Company will continue to focus on asset growth and asset quality, improvement in the net interest margin is emerging as a focus for the future.
Financial Condition
September 30, 2006 compared to December 31, 2005
The Company’s total assets increased $26 million, or 15%, from $171.1 million at December 31, 2005 to $197.1 million at September 30, 2006. The increase was due to increases in the Company’s earnings assets, primarily within the loan and investment portfolios.
Cash and cash equivalents remained relatively stable from the level at December 31, 2005. Cash and cash equivalents are available primarily to provide liquidity and to fund anticipated loan growth.
Securities available for sale increased by $5.4 million, or 16%, to $40.4 million at September 30, 2006, from $34.9 million at December 31, 2005. The Company’s investment portfolio consists of U.S. Government Agency obligations, mortgage backed securities, and municipal securities. Investments in equity securities to maintain membership in the Federal Home Loan Bank was $702 thousand and $662 thousand at June 30, 2006 and December 31, 2005, respectively.
Gross loans increased $20.8 million, or 17%, from $125.3 million at December 31, 2005 to $146.1 million at September 30, 2006. The increase in loan volume and the number of loans outstanding resulted from market penetration into the small business base within the Company’s market. The increase in loans occurred primarily in the first six months of this period. In addition, the Company hired two commercial loan officers during the first half of 2006. At September 30, 2006, commercial, commercial and consumer real estate, and retail loans comprised 18%, 63% and 19%, respectively, of gross loans. At December 31, 2005, commercial, commercial and consumer real estate, and retail loans comprised 20%, 57% and 23%, respectively of gross loans. The increase in commercial and consumer real estate reflects the impact of the additional commercial loan officers. At September 30, 2006, management was not aware of any loans that represented a material credit about which management was aware of any information which caused management to have serious doubts as to the ability of such borrower to comply with the loan repayment term.
The allowance for loan losses at September 30, 2006 and December 31, 2005 was 1.29% and 1.30%, respectively, of gross loans outstanding. Management believes the loan loss reserve to be adequate. However, changes to the allowance may be necessary in the future based on changes in economic conditions, circumstances of individual borrowers which may impact the borrower’s ability to repay the loan and changes in methodology.
The adequacy of the allowance for loan losses is monitored by management through an internal loan review process. Management’s evaluation of the adequacy of the allowance for loan losses is based on known and inherent risks in the portfolio, adverse situations that may affect borrower’s ability to repay, the estimated value of the underlying collateral, the composition of the overall loan portfolio, current economic conditions and other relevant factors.
Deposits increased $28.9 million, or 20.6%, to $169.2 million at September 30, 2006, from $140.3 million at December 31, 2005. The growth in deposits is a result of promotional activities such as increased advertising of competitive interest rates, as well as active solicitation of deposits from existing and prospective customers. Non-interest bearing deposits represented 15% of total deposits at September 30, 2006 and December 31, 2005. While the Company anticipates that deposits will continue to increase, the timing and magnitude of deposit growth remains difficult to predict and is affected by the local economy, interest rates paid on competing investments and the confidence of customers in the financial services industry. The emphasis on improvement in the net interest margin may impact the growth and mix of deposits in the future.
Other borrowed funds at September 30, 2006 were $13.0 million, which was $4 million less than the levels from December 31, 2005. The increase in deposits directly related to this decrease as growth was funded by deposits reducing the need for borrowed funds.
Stockholders’ equity amounted to $14.4 million, or 7.3% of total assets at September 30, 2006, compared to $13.3 million, or 7.8% of total assets, at December 31, 2005. This percentage is in line with the Company’s business plan and reflects the effect of the growth in assets as well as the effect of the increase in interest rates on the securities portfolio.
Results of Operations
For the nine-months ended September 30, 2006 and 2005
The results of operations for the nine-months ended September 30, 2006 was net income of $775 thousand, or $.78 per diluted share, compared with net income of $783 thousand, or $.77 per diluted share, for the same period in 2005.
Net-interest income, the principal source of the Company’s earnings, was $4.5 million, or 3.45% of average earning assets, for the nine-months ended September 30, 2006, compared to $4.2 million, or 3.70% of average earning assets, for the nine-month period ended September 30, 2005. The yield on earning assets was 6.64%, while the rate on average interest bearing liabilities was 3.82%, for the nine-months ended September 30, 2006, compared to 5.68% and 2.52%, respectively, for the nine-months ended September 30, 2005. The net-interest margin continues to be impacted by competition for new loans and deposits, as well as the continuing low yields available on short-term investments and federal funds sold. Additionally, the Company’s primary focus on asset growth during the first nine months of 2006 had a negative impact on the net-interest margin.
The provision for loan losses was $268 thousand for the nine-months ended September 30, 2006, compared to $128 thousand for the comparable period in 2005. The provision for loan losses for 2006 was impacted by (1) an increase in gross loans during the first nine-months of 2006 of $20.8 million, and (2) the absence of any charge offs for the nine-months ended September 30, 2006.
Non-interest income was $586 thousand for the nine-months ended September 30, 2006, compared to $442 thousand for the period ended September 30, 2005. The Company recognized a gain on the sale of its ownership of a mortgage company of $123 thousand. Service charges on deposits increased 13% from the prior year, mainly due to higher insufficient funds charges.
Non-interest expense was $3.7 million for the nine-months ended September 30, 2006, as compared with $3.4 million for the comparable period in 2005. Personnel expenses for the nine-months ended September 30, 2006 were $2.1 million, compared to $1.8 million for the nine-months ended September 30, 2005, mainly due to increased staffing in the commercial loan department to support growth within the Company’s loan portfolio. The Company implemented FAS 123R during the nine months ended September 30, 2006, and recorded gross expense of $21 thousand, compared to $0 for the same period in 2005. Management monitors all categories of non-interest expense in an attempt to improve productivity and operating performance.
The Company recorded income tax expense of $315 thousand (an effective tax rate of 28.9%) for the nine-months ended September 30, 2006, compared to an income tax expense of $368 thousand (an effective tax rate of 31.9%) during the nine-months ended September 30, 2005. The decline in the Company’s effective tax rate reflects an increase in proportionate income from non-taxable securities.

For the three-months ended September 30, 2006 and 2005
Net income for the three months ended September 30, 2006 was $360 thousand or $.35 per diluted share, compared with net income of $281 thousand, or $.27 per diluted share, for the same period in 2005.
Net interest income, the principal source of the Company’s earnings, was $1.6 million for the three months ended September 30, 2006, compared to $1.5 million, for the three-month period ended September 30, 2005. The increase was attributed to growth in earning assets (loans and investment securities). This growth in loans and investment securities was primarily funded by transaction deposits.
The provision for loan losses was $16 thousand for the three months ended September 30, 2006 compared to $57 thousand for the three months ended September 30, 2005. The decrease is due to the relatively stable levels of gross loans and the strong quality of the loan portfolio.
Non-interest income was $289 thousand for the three months ended September 30, 2006, compared to $191 thousand for the period in 2005. The increase reflects the gain on the sale of the Company’s ownership of a mortgage company of $123 thousand.
Non-interest expense was $1.3 million for the three months ended September 30, 2006 compared to $1.2 million for the period in 2005. This increase reflects the increase in personnel expense primarily due to the increase loan staff required to support the growth in the Company’s assets.
The Company recorded tax expense of $165 thousand (an effective tax rate of 28.1%) for the three months ended September 30, 2006, compared to $133 thousand (an effective tax rate of 31.9%) for the three months ended September 30, 2005. This decrease in effective tax rate reflects an increase in proportionate income from non-taxable securities.
Accounting Matters
In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for the Company in the first quarter of fiscal 2008. The Company is currently evaluating the impact of FIN 48 on its Consolidated Financial Statements.

In September 2006, the SEC staff issued SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements (SAB No. 108). SAB No. 108 addresses the diversity in practice by registrants when quantifying the effect of an error on the financial statements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements and is effective for annual periods ending after November 15, 2006. The Company will be required to adopt the provisions of SAB No. 108 effective December 31, 2006. We currently believe that the adoption of SAB No. 108 will not have a material financial impact on our consolidated financial.
In September 2006, the FASB issued EITF No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements. EITF 06-4 require that for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with Statement 106 or Opinion 12 based on the substantive agreement with the employee. If the employee has effectively agreed to maintain a life insurance policy during postretirement periods, the costs of the insurance policy during the postretirement periods should be accrued in accordance with either Statement 106 or Opinion 12. If the employer has agreed to provide a death benefit, the employer should recognize a liability for the future death benefit in accordance with either Statement 106 or Opinion 12. EITF No. 06-4 is effective for fiscal years beginning after December 15, 2007. The Bank is currently evaluating the impact of EITF No. 06-4 on its financial statements.
From time to time, the FASB issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the consolidated financial statements of the Company and monitors the status of changes to and proposed effective dates of exposure drafts.

Item 3. Controls and Procedures
A.	Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report, and they concluded that these controls and procedures are effective.

B.	Changes in Internal Controls

There was no change in internal controls over financial reporting subsequent to the most recent quarter that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.
Part II OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Options for 11,097 shares of the Bank’s common stock were exercised prior to September 14, 2006.
The Bank and the Company did not repurchase any shares of its respective common stock during the nine months ended September 30, 2006.
Item 3. Defaults upon Senior Securities
Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
A Special Meeting of the Stockholders of The Scottish Bank was held on August 10, 2006 to consider a proposed share exchange with TSB Financial Corporation for the purpose of establishing a holding company. There were 587,174 votes or 97.82% of those voting who voted in favor of the proposal and 6,339 votes or 1.11% of those voting who voted against the proposal.
Item 5. Other information
Not applicable
Item 6. Exhibits
a) Exhibits
Exhibit 2.0 Agreement and Plan or Reorganization and Share Exchange dated May 16, 2006, between TSB Financial

Corporation and The Scottish Bank, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of TSB Financial Corporation dated September 14, 2006.
Exhibit 3.1 Articles of Incorporation of TSB Financial Corporation, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of TSB Financial Corporation dated September 14, 2006.
Exhibit 3.2 Bylaws of TSB Financial Corporation, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of TSB Financial Corporation dated September 14, 2006.
Exhibit 4.0 Form of certificate of common stock of TSB Financial Corporation.
Exhibit 31.1 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)
Exhibit 31.2 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)
Exhibit 32.0 Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TSB Financial Corporation
(Registrant)

Dated:	November 14, 2006	/s/ Jan H. Hollar

Jan H. Hollar
Executive Vice President, Secretary and Chief Financial Officer

Exhibit Index

Exhibit 4.0	Form of certificate of common stock of TSB Financial Corporation

Exhibit 31.1	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

Exhibit 31.2	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

Exhibit 32.0	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002