Form 10KSB
period 2006-12-31
TSB Financial CORP
filed 2007-03-23
CIK 1374537

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10 - KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
000-52223
(Commission
File Number)
TSB Financial Corporation
(Name of Small Business Issuer in its Charter)

North Carolina	20-4814503

(State or other jurisdiction of incorporation)	(IRS Employer jurisdiction Identification No.)
1057 Providence Road, Charlotte, North Carolina 28207
(Address of principal executive offices)
(704)331-8686
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common Stock, $.01 par value
(Title of Class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB of any amendment to this Form 10-KSB. Yes ☐ No ☐
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The issuer’s revenues for its most recent fiscal year were $11,908,000.
The aggregate market value of voting and non-voting common equity held by non-affiliates on February 28, 2007 based on the $18.90 closing price per share for the issuer’s common stock on the Over-the-Counter Bulletin Board on that date was $15,477,607.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock, $.01 par value, 999,503 shares outstanding as of March 13, 2007.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement (the “Proxy Statement”) for the issuer’s 2007 annual meeting of shareholders to be held on May 22, 2007 are incorporated in Part III of this report.
Transitional Small Business Disclosure Format Yes ☐ No ☑

PART I
Item 1 BUSINESS
General
TSB Financial Corporation (the “Registrant” or the “Company”) is a North Carolina corporation and a registered bank holding company under the Bank Holding Company Act of 1956, as amended, subject to supervision and examination by, and the regulations and reporting requirements of, the Federal Reserve Board. The Company was incorporated on May 2, 2006, by and at the direction of the board of directors of The Scottish Bank, a North Carolina banking corporation (the “Bank”), for the sole purpose of acquiring the Bank through a share exchange and serving as the holding company of the Bank. Effective on September 14, 2006, the Company acquired all of the outstanding shares of common stock of the Bank in a share exchange pursuant to an Agreement and Plan of Reorganization and Share Exchange dated May 16, 2006 and approved by the Bank’s stockholders at a special meeting held on August 10, 2006. Pursuant to the Agreement and Plan of Reorganization and Share Exchange, each of the outstanding shares of the Bank’s $3.50 par value common stock was converted into and exchanged for one newly issued share of the Company’s $0.01 par value common stock, and the Bank became a wholly-owned subsidiary of the Company. Information regarding operations prior to September 14, 2006 represent the operations of the Bank prior to the completion of the share exchange with the Company.
The Bank is an FDIC-insured, North Carolina state-chartered bank and was incorporated and commenced banking operations in 1998. The Bank provides consumer and commercial banking services in Mecklenburg County, North Carolina. The Bank opened for business on June 1, 1998 at its main office at 1057 Providence Road, Charlotte, North Carolina. On October 1, 1998, the Bank opened a branch office at 325 South Sharon Amity Road, Charlotte, North Carolina. On March 26, 2001, the Bank opened a branch office at 4519 Sharon Road, Charlotte, North Carolina. On March 22, 2004, the Bank opened a branch office at 7609 Matthews-Mint Hill Road, Mint Hill, North Carolina, which is a community neighboring Charlotte. The Bank operates to serve the banking needs of individuals and small businesses in its market area. The Bank offers a range of banking services including checking and savings accounts; commercial, consumer, and personal and mortgage loans; safe deposit boxes; automated teller machines; and other associated services. The Bank participates in a national network of automated teller machines that may be used by Bank customers in communities throughout the country. The Bank also offers credit cards through a relationship with a correspondent bank. Commercial customers may utilize a Bank employed courier for the collection of non-cash deposits. Also, the Bank is open for business on Saturdays from 9:00 AM to 12:00 noon at the 1057 Providence Road location.
On December 14, 2006, the Company formed TSB Statutory Trust I (the “Trust”), a Delaware statutory trust. The Trust has not conducted any operations subsequent to its formation other than the issuance of $3.0 million in trust preferred securities in 2006 and its loan to the Company of the proceeds from the sale of the trust preferred securities.
The Company has no business or operations other than those activities conducted by The Bank and the Trust. The Company’s directors and executive officers are the same as those of the Bank.
Primary Market Area
The Bank’s market area consists of Charlotte, Mecklenburg County, North Carolina and surrounding areas. Charlotte is the county seat and the commercial center of Mecklenburg County with a population of approximately 664,000.
Services
The Bank’s operations are primarily retail oriented and directed toward individuals and small- and medium-sized businesses located in the Bank’s primary market area. The majority of the Bank’s deposits and loans are derived from customers in its primary market area, but we also make loans and have deposit relationships with individual and business customers in areas surrounding our immediate banking market. We also market certificates of deposit through the advertising of our deposit rates and may, from time to time, obtain some funds through deposit brokers. We provide most traditional commercial and consumer banking services, but our principal activities are the taking of demand and time deposits and the making of consumer and commercial loans. Our primary source of revenue is interest income derived from lending activities.

Lending Activities
General
The Bank makes a variety of types of consumer and commercial loans to individuals and small- and medium-sized businesses for various personal and business purposes, including term and installment loans, equity lines of credit, and overdraft checking credit. For financial reporting purposes, our loan portfolio generally is divided into real estate loans, home equity lines of credit, commercial loans, and consumer loans. Those categories are discussed further below. We also make credit card services available to our customers through a correspondent bank. On December 31, 2006, we had no agricultural purpose loans.
Real Estate-Secured Loans
Our real estate loan classification includes loans secured by real estate (other than home equity lines of credit described below) which are made to purchase, construct or improve residential or commercial real estate, for real estate development purposes, and for various other commercial and consumer purposes (whether or not those purposes are related to real estate collateral). On December 31, 2006, loans amounting to approximately 64.1% of our loan portfolio were classified as real estate loans. Of those loans, approximately 82.5% were classified as commercial real estate loans, 9.3% were classified as construction loans, and 8.2% were secured by one-to-four family residences.
Commercial real estate and construction loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In the case of commercial real estate loans, loan repayment may be dependent on the successful operation of income producing properties, a business, or a real estate project and, thus, may, to a greater extent than in the case of other loans, be subject to the risk of adverse conditions in the economy generally or in the local real estate market in particular.
Construction loans involve special risks due to the fact that loan funds are advanced upon the security of houses or other improvements that are under construction and that are of uncertain value prior to the completion of construction. For that reason, it is more difficult to evaluate accurately the total loan funds required to complete a project and the related loan-to-value ratios. To minimize these risks, we limit loan amounts to 85.0% of the projected appraised value of our collateral upon completion of construction.
Many of our real estate loans, although secured by real estate, were made for purposes unrelated to the real estate collateral. This is reflective of our efforts to minimize credit risk by taking real estate as additional collateral, whenever possible, without regard to loan purpose. All of our real estate loans are secured by first or junior liens on real property, the majority of which is located in or near our banking market. However, we have made a small number of loans which are secured by real property located outside our banking market.
Our real estate loans may be made at fixed or variable interest rates and, generally, they have maturities that do not exceed five years and they provide for payments based on amortization schedules of less than 20 years. However, a real estate loan that has a maturity of more than five years, or which is based on an amortization schedule of more than five years, generally will include contractual provisions which allow us to call the loan in full, or provide for a “balloon” payment in full, at the end of a period of no more than five years.
Home Equity Lines of Credit
Our home equity lines of credit include lines of credit which generally are used for consumer purposes and which also are secured by first or junior liens on residential real property. Our commitment on each line is for a term of 15 years. During the terms of the lines of credit, borrowers may pay accrued interest only (calculated at variable interest rates), and outstanding principal balances are due in full at the maturity of the lines. At December 31, 2006, home equity lines of credit amounted to approximately 18.4% of our loan portfolio.
Commercial Loans
Our commercial loan classification includes loans to individuals and small- and medium-sized businesses for working capital, equipment purchases, and various other business purposes, but that classification excludes any such loan that is secured by real estate. These loans generally are secured by inventory, equipment or similar assets, but they also may be made on an unsecured basis. At December 31, 2006, our commercial loans made up approximately 16.4% of our loan portfolio. In addition to loans that are classified on our books as commercial loans, as described above, many of our loans included in the real estate loan classification were made for commercial purposes but are classified as real estate loans on our books because they are secured by first or junior liens on real estate. Commercial loans may be made at variable or fixed rates of interest. However, any loan which has a maturity or amortization schedule of longer than five years normally would be made at an interest rate that varied with our prime lending rate and would include contractual provisions which allowed us to call the loan in full, or provide for a “balloon” payment in full, at the end of a period of no more than five years.
Commercial loans typically are made on the basis of the borrower’s ability to make repayment from business cash flow, and those loans typically are secured by business assets, such as accounts receivable, equipment and inventory. As a result, the ability of borrowers to repay commercial loans may be substantially dependent on the success of their businesses, and the collateral for commercial loans may depreciate over time and cannot be appraised with as much precision as real estate.
Consumer Loans
Our consumer loans consist primarily of loans for various consumer purposes, as well as the outstanding balances on non-real estate secured consumer revolving credit accounts. These loans made up approximately 1.0% of our loan portfolio at December 31, 2006. A majority of these loans are secured by liens on various personal assets of the borrowers, but they also may be made on an unsecured basis. Additionally, our real estate loans include loans secured by first or junior liens on real estate which were made for consumer purposes unrelated to the real estate collateral. Consumer loans generally are made at fixed interest rates and with maturities or amortization schedules which generally do not exceed five years. However, consumer-purpose loans secured by real estate (and, thus, classified as real estate loans as described above) may be made for terms of up to 20 years but under terms which allow us to call the loan in full, or provide for a “balloon” payment, at the end of a period of no more than five years.
Consumer loans generally are secured by personal property and other personal assets of borrowers which often depreciate rapidly or are vulnerable to damage or loss. In cases where damage or depreciation reduces the value of our collateral below the unpaid balance of a defaulted loan, repossession may not result in repayment of the entire outstanding loan balance. The resulting deficiency may not warrant further substantial collection efforts against the borrower. In connection with consumer lending in general, the success of our loan collection efforts are highly dependent on the continuing financial stability of our borrowers, so our collection of consumer loans may be more likely to be adversely affected by a borrower’s job loss, illness, personal bankruptcy or other change in personal circumstances than is the case with other types of loans.
Loan Administration and Underwriting
Like most community banks, we make loans based, to a great extent, on our assessment of borrowers’ income, cash flow, character and abilities to repay. The principal risk associated with each of the categories of our loans is the creditworthiness of our borrowers, and our loans may be viewed as involving a higher degree of credit risk than is the case with some other types of loans, such as long-term residential mortgage loans, where greater emphasis is placed on collateral values. To manage this risk, we have adopted written loan policies and procedures, and our loan portfolio is administered under a defined process. That process includes guidelines for loan underwriting standards and risk assessment, procedures for loan approvals, loan grading, ongoing identification and management of credit deterioration, and portfolio reviews to assess loss exposure and to test our compliance with our credit policies and procedures.
The underwriting standards that we employ for loans include an evaluation of various factors, including a loan applicant’s income, cash flow, payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. Though creditworthiness of the applicant is a primary consideration in the loan approval process, in the case of secured loans the underwriting process also includes an analysis of the value of the proposed collateral in relation to the proposed loan amount. We consider the value of collateral, the degree to which that value is ascertainable with any certainty, the marketability of the collateral in the event of foreclosure or repossession, and the likelihood of depreciation in the collateral value.
Our Board of Directors has approved levels of lending authority for lending personnel based on our aggregate credit exposure to a borrower and the secured or unsecured status of a loan proposed to be made. A loan that is within a lending officer’s assigned authority may be approved by that officer. A loan that involves an aggregate credit exposure of up to $650,000, whether secured or unsecured, may be approved by the Chief Credit Officer. A loan that involves an aggregate credit exposure, whether secured or unsecured, between $651,000 to $1,000,000 is approved by both the Chief Credit Officer and the Chief Executive Officer. A loan involving an aggregate exposure that exceeds $1,000,000 is approved by our

Board of Directors’ Loan Committee. (For the discussion regarding lending activities, approvals by the Board of Directors includes both the entire Board of Directors or the Executive Committee of the Board of Directors.) That Committee consists of four outside directors and our Chief Executive Officer. A loan that exceeds the approval authority of the Committee must be approved by our full Board of Directors. The Board of Directors reviews monthly a list of all loans made during the month.
The Chief Credit Officer or our automated loan system assigns a grade to all loans based on various underwriting and other criteria. Any proposed loan that grades below a threshold set by our Board of Directors must be reviewed by our Chief Credit Officer before it or any additional loans can be made to that borrower even if the loan amount is within the loan officer’s approval authority. The grades assigned to loans we make indicate the level of ongoing review and attention that we will give to those loans to protect our position and to reduce loss exposure.
After funding, all loans are reviewed by our Loan Administration personnel for adequacy of documentation and compliance with regulatory requirements and our loan underwriting criteria. All loans involving an aggregate exposure of more than $1,000,000 or more ultimately are reviewed in detail by the Board of Directors. Thereafter, depending on the purpose of the loan and the type of collateral, loans are required to be reviewed at least annually by the loan officer who originated the loan, and those reviews are monitored by Loan Administration personnel. Loan Administration personnel also periodically review various loans based on amount, type of collateral, documentation requirements, and other criteria. Additionally, we retain the services of an independent credit risk management consultant that, no less than once a year, reviews our problem loans, a random sampling of our performing loans related to our larger aggregate credit exposures and selected other loans.
During the life of each loan, its grade is reviewed and validated or modified to reflect changes in circumstances and risk. Loans generally are placed in a non-accrual status if they become 90 days past due or whenever management believes that collection has become doubtful. Loans are charged off when the collection of principal and interest has become doubtful and the loans no longer can be considered sound collectible assets (or, in the case of unsecured loans, when they become 90 days past due).
Allowance for Loan Losses
Our Board of Directors reviews all impaired loans at least monthly, and our management meets regularly to review asset quality trends and to discuss loan policy issues. Based on these reviews and our current judgments about the credit quality of our loan portfolio and other relevant internal and external factors, we have established an allowance for loan losses. The adequacy of the allowance is assessed by our management and reviewed by our Board of Directors each month. At December 31, 2006, our allowance was $1.7 million and amounted to approximately 1.17% of our total loans and approximately 88% of our nonperforming loans.
At December 31, 2006, our nonperforming loans amounted to approximately $1.9 million and consisted solely of our non-accruing loans. On that date, we had no loans that were 90 days or more past due for which we were accruing interest, and we had no other real estate owned.
Deposit Activities
Our deposit services include business and individual checking accounts, savings accounts, NOW accounts, certificates of deposit and money market checking accounts. We monitor our competition in order to keep the rates paid on our deposits at a competitive level. At December 31, 2006, our transaction accounts and noninterest-bearing accounts equaled approximately 19.6% and 13.6%, respectively, of our total deposits, and our time deposits of $100,000 or more amounted to approximately $47.5 million, or approximately 28.3% of our total deposits. The majority of our deposits are derived from within our banking market. However, we also market certificates of deposit through the advertising of our deposit rates and may obtain funds through deposit brokers. At December 31, 2006, the Bank had no out-of-market deposits.
Investment Portfolio
At December 31, 2006, our investment portfolio totaled approximately $35.7 million and included municipal securities, corporate bonds, mortgage-backed securities guaranteed by GNMA or issued by FNMA and FHLMC (including collateralized mortgage obligations), and securities issued by a U.S. government-sponsored agency. We have classified all of our securities as “available for sale,” and we analyze the portfolio’s performance at least quarterly. Our securities have various interest rate features, maturity dates and call options.

Competition
Commercial banking in North Carolina is highly competitive, due in large part to North Carolina’s early adoption of statewide branching. Over the years, federal and state legislation (including the elimination of restrictions on interstate banking) has heightened the competitive environment in which all financial institutions conduct their business, and the potential for competition among financial institutions of all types has increased significantly. Mecklenburg County, North Carolina is the home of two of the largest commercial banks in the United States, each of which has numerous branches located in our banking market. We compete with other commercial banks, savings banks and credit unions, including multiple out-of-state financial institutions that have acquired banks with offices in Mecklenburg County, including some of the largest financial institutions in the country.
Interest rates, both on loans and deposits, and prices of fee-based services are significant competitive factors among financial institutions generally. Other important competitive factors include office location, office hours, the quality of customer service, community reputation, continuity of personnel and services, and, in the case of larger commercial customers, relative lending limits and the ability to offer sophisticated cash management and other commercial banking services. Many of the Bank’s competitors have greater resources, broader geographic markets, more extensive branch networks, and higher lending limits than the Bank. They also can offer more products and services and can better afford and make more effective use of media advertising, support services and electronic technology than the Bank can. In terms of assets, the Bank is one of the smaller commercial banks in North Carolina, and there is no assurance that the Bank will continue to be an effective competitor in its banking market. However, the Company believes that community banks can compete successfully by providing personalized service and making timely, local decisions, and that further consolidation in the banking industry is likely to create additional opportunities for community banks to capture deposits from affected customers who may become dissatisfied as their financial institutions grow larger. Additionally, we believe that the continued growth of the Bank’s primary market area affords an opportunity to capture new deposits from new residents.
Substantially all of the Bank’s customers are individuals and small- and medium-sized businesses. The Bank endeavors to differentiate itself from its larger competitors with its focus on relationship banking, personalized service, direct customer contact, and our ability to make credit and other business decisions locally. The Bank also depends on its reputation as a community bank in its banking market, its involvement in the communities it serves, the experience of its senior management team, and the quality of its associates. The Company believes that the Bank’s focus allows it to be more responsive to its customers’ needs and more flexible in approving loans based on collateral quality and personal knowledge of its customers.
Employees
The Company, through the Bank, currently employs 43 employees, of which 33 are full-time employees. None of our employees are covered by a collective bargaining agreement. The Company believes its relations with its employees to be good.
Supervision and Regulation
Banks and bank holding companies are subject to extensive federal and state governmental regulation and supervision. The following is a summary of some of the basic statutes and regulations that apply to the Company and the Bank. However, it is not a complete discussion of all the laws that affect our business, and it is qualified in its entirety by reference to the particular statutory or regulatory provision being described.
General
The Company is a North Carolina business corporation that operates as a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”). We are subject to supervision and examination by, and the regulations and reporting requirements of, the Federal Reserve Board (the “FRB”). Under the BHCA, a bank holding company’s activities are limited to banking, managing or controlling banks, or engaging in other activities the FRB determines are closely related and a proper incident to banking or managing or controlling banks. The BHCA prohibits a bank holding company from acquiring direct or indirect control of more than 5.0% of the outstanding voting stock, or substantially all of the assets, of any financial institution, or merging or consolidating with another bank holding company or savings bank holding company, without the FRB’s prior approval. Additionally, the BHCA generally prohibits bank holding companies from engaging in a nonbanking activity, or acquiring ownership or control of more than 5.0% of the outstanding voting stock of any company that engages in a nonbanking activity, unless that activity is determined by the FRB to be closely related and a proper incident to banking. In approving an application to engage in a nonbanking activity, the FRB must consider whether that activity can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.
The law imposes a number of obligations and restrictions on a bank holding company and its insured bank subsidiaries designed to minimize potential losses to depositors and the FDIC insurance funds. For example, if a bank holding company’s insured bank subsidiary becomes “undercapitalized,” the bank holding company is required to guarantee the bank’s compliance (subject to certain limits) with the terms of any capital restoration plan filed with its federal banking agency. A bank holding company is required to serve as a source of financial strength to its bank subsidiaries and to commit resources to support those banks in circumstances in which, absent that policy, it might not do so. Under the BHCA, the FRB may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary if the FRB determines that the activity or control constitutes a serious risk to the financial soundness and stability of a bank subsidiary of a bank holding company.
The Bank is an insured, North Carolina-chartered bank. Its deposits are insured under the Federal Deposit Insurance Corporation’s (the “FDIC”) Deposit Insurance Fund (“DIF”), and the Bank is subject to supervision and examination by, and the regulations and reporting requirements of, the FDIC and the North Carolina Commissioner of Banks (the “Commissioner”). The FDIC and the Commissioner are its primary federal and state banking regulators. The Bank is not a member bank of the Federal Reserve System.
As an insured bank, the Bank is prohibited from engaging as principal in any activity that is not permitted for national banks unless (1) the FDIC determines that the activity would not pose a significant risk to the deposit insurance fund, and (2) the Bank is, and continues to be, in compliance with the applicable capital standards. The Bank also is prohibited from directly acquiring or retaining any equity investment of a type or in an amount that is not permitted for national banks.
The Commissioner and the FDIC regulate all areas of the Bank’s business, including its payment of dividends and other aspects of its operations. They conduct regular examinations of the Bank, and the Bank must furnish periodic reports to the Commissioner and the FDIC containing detailed financial and other information about its affairs. The FDIC and the Commissioner have broad powers to enforce laws and regulations that apply to the Bank and to require the Bank to correct conditions that affect its safety and soundness. Among others, these powers include issuing cease and desist orders, imposing civil penalties, and removing officers and directors, and their ability otherwise to intervene in the Bank’s operation if their examinations of the Bank, or the reports it files, reflect a need for them to do so.
The Bank’s business also is influenced by prevailing economic conditions and governmental policies, both foreign and domestic, and, though it is not a member bank of the Federal Reserve System, by the monetary and fiscal policies of the FRB. The FRB’s actions and policy directives determine to a significant degree the cost and availability of funds the Bank obtains from money market sources for lending and investing, and they also influence, directly and indirectly, the rates of interest the Bank pays on its time and savings deposits and the rates it charges on commercial bank loans.
Gramm-Leach-Bliley Act
The federal Gramm-Leach-Bliley Act enacted in 1999 (the “GLB Act”) dramatically changed various federal laws governing the banking, securities and insurance industries. The GLB Act permits bank holding companies to become “financial holding companies” and, in general (1) expands opportunities to affiliate with securities firms and insurance companies; (2) overrides certain state laws that would prohibit certain banking and insurance affiliations; (3) expands the activities in which banks and bank holding companies may participate; (4) requires that banks and bank holding companies engage in some activities only through affiliates owned or managed in accordance with certain requirements; and (5) reorganizes responsibility among various federal regulators for oversight of certain securities activities conducted by banks and bank holding companies.
The GLB Act has expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them. However, this expanded authority also may present us with new challenges as our larger competitors continue to expand their services and products into areas that are not feasible for smaller, community-oriented financial institutions.

Payment of Dividends
Under North Carolina law, the Company may pay dividends as declared by its Board of Directors, provided that no such distribution results in its insolvency on a going-concern or balance-sheet basis. However, although the Company is a legal entity separate and distinct from the Bank, its principal source of funds with which it can pay dividends to its shareholders is dividends it receives from the Bank. For that reason, its ability to pay dividends effectively is subject to the same limitations that apply to the Bank. Under North Carolina law, the Bank may pay dividends only from its undivided profits. However, if the Bank’s surplus is less than 50% of its paid-in capital stock, then the Bank’s directors may not declare any cash dividend until the Bank has transferred from undivided profits to surplus 25% of its undivided profits or any lesser percentage necessary to raise its surplus to an amount equal to 50% of its paid-in capital stock.
In addition to the restrictions described above, other state and federal statutory and regulatory restrictions apply to the Bank’s payment of cash dividends. As an insured depository institution, federal law prohibits the Bank from making any capital distributions, including the payment of a cash dividend, if it is, or after making the distribution it would become, “undercapitalized” (as that term is defined in the Federal Deposit Insurance Act). Also, if in the opinion of the FDIC an insured depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), the FDIC may require, after notice and hearing, that the institution cease and desist from that practice. The FDIC has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. The FDIC has issued policy statements that provide that insured banks generally should pay dividends only from their current operating earnings, and, under the Federal Deposit Insurance Act, no dividend may be paid by an insured bank while it is in default on any assessment due the FDIC. The Bank’s payment of dividends also could be affected or limited by other factors, such as events or circumstances which lead the FDIC to require (as further described below) that they maintain capital in excess of regulatory guidelines.
In the future, our ability to declare and pay cash dividends will be subject to the Board of Directors’ evaluation of our operating results, capital levels, financial condition, future growth plans, general business and economic conditions, and tax and other relevant considerations. There is no assurance that, in the future, we will have funds available to pay cash dividends or, even if funds are available, that we will pay dividends in any particular amounts or at any particular times, or that we will pay dividends at all.
Capital Adequacy
The Company and the Bank are required to comply with the FRB’s and FDIC’s capital adequacy standards for bank holding companies and insured banks. The FRB and FDIC have issued risk-based capital and leverage capital guidelines for measuring capital adequacy, and all applicable capital standards must be satisfied for us or the Bank to be considered in compliance with the regulatory capital requirements.
Under the risk-based capital guidelines, the minimum ratio (“Total Capital Ratio”) of our total capital (“Total Capital”) to our risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of Total Capital must be composed of “Tier 1 Capital.” Tier 1 Capital includes common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and various other intangible assets. The remaining Total Capital may consist of “Tier 2 Capital” which includes certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, and a limited amount of loan loss reserves. A bank or bank holding company that does not satisfy minimum capital requirements may be required to adopt and implement a plan acceptable to its federal banking regulator to achieve an adequate level of capital.
Under the leverage capital measure, the minimum ratio (the “Leverage Capital Ratio”) of Tier 1 Capital to average assets, less goodwill and various other intangible assets, generally is 3.0% for entities that meet specified criteria, including having the highest regulatory rating. All other entities generally are required to maintain an additional cushion of 100 to 200 basis points above the stated minimum. The guidelines also provide that banks experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels without significant reliance on intangible assets, and a bank’s “Tangible Leverage Ratio” (deducting all intangible assets) and other indicators of a bank’s capital strength also will be taken into consideration by banking regulators in evaluating proposals for expansion or new activities.
The FRB and the FDIC also consider interest rate risk (arising when the interest rate sensitivity of our assets does not match the sensitivity of our liabilities or our off-balance-sheet position) in the evaluation of our capital adequacy. Banks with excessive interest rate risk exposure are required to hold additional amounts of capital against their exposure to losses resulting from that risk. The regulators also require banks to incorporate market risk components into their risk-based capital. Under these market risk requirements, capital is allocated to support the amount of market risk related to a bank’s trading activities.
Our capital categories are determined solely for the purpose of applying the “prompt corrective action” rules described below which have been adopted by the various federal banking regulators, and they do not necessarily constitute an accurate representation of our overall financial condition or prospects for other purposes. A failure to meet the capital guidelines could subject us to a variety of enforcement actions under those rules, including the issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and other restrictions on our business. As described below, the FDIC also can impose other substantial restrictions on banks that fail to meet applicable capital requirements.
Prompt Corrective Action
Federal law establishes a system of prompt corrective action to resolve the problems of undercapitalized banks. Under this system, the FDIC has established five capital categories (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”) and is required to take various mandatory supervisory actions, and is authorized to take other discretionary actions, with respect to banks in the three undercapitalized categories. The severity of any actions taken will depend upon the capital category in which a bank is placed. Generally, subject to a narrow exception, current federal law requires the FDIC to appoint a receiver or conservator for a bank that is critically undercapitalized.
Under the FDIC’s rules implementing the prompt corrective action provisions, an insured, state-chartered bank that (1) has a Total Capital Ratio of 10% or greater, a Tier 1 Capital Ratio of 6% or greater, and a Leverage Ratio of 5% or greater, and (2) is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the FDIC, is considered to be “well capitalized.” A bank with a Total Capital Ratio of 8% or greater, a Tier 1 Capital Ratio of 4% or greater, and a Leverage Ratio of 4% or greater, is considered to be “adequately capitalized.” A bank that has a Total Capital Ratio of less than 8%, a Tier 1 Capital Ratio of less than 4%, or a Leverage Ratio of less than 4%, is considered to be “undercapitalized.” A bank that has a Total Capital Ratio of less than 6%, a Tier 1 Capital Ratio of less than 3%, or a Leverage Ratio of less than 3%, is considered to be “significantly undercapitalized,” and a bank that has a tangible equity capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” For purposes of these rules, the term “tangible equity” includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards, plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets (with various exceptions). A bank may be deemed to be in a capitalization category lower than indicated by its actual capital position if it receives an unsatisfactory examination rating.
A bank that is categorized as “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” is required to submit an acceptable capital restoration plan to the FDIC. An “undercapitalized” bank also is generally prohibited from increasing its average total assets, making acquisitions, establishing new branches, or engaging in new lines of business, other than in accordance with an accepted capital restoration plan or with the FDIC’s approval. Also, the FDIC may treat an “undercapitalized” bank as being “significantly undercapitalized” if it determines that is necessary to carry out the purpose of the law.
The following table lists the Bank’s consolidated capital ratios at December 31, 2006. On that date, all capital ratios place us and the Bank at levels to qualify as “well capitalized.” See note 13 for capital ratios for the Company.

	Required to be
	“Adequately	Required to be	The Bank’s
Risk-based capital ratios:	capitalized”	“Well Capitalized”	Capital Ratios
Leverage Capital Ratio (Tier 1 Capital to average assets)	4%	5%	9%
Tier I Capital Ratio (Tier 1 Capital to risk-weighted assets)	4%	6%	11%
Total Capital Ratio (Total Capital to risk-weighted assets)	8%	10%	12%

Reserve Requirements
Under the FRB’s regulations, all FDIC-insured banks must maintain average daily reserves against their transaction accounts. No reserves are required to be maintained on the first $7.8 million of transaction accounts, but a bank must maintain reserves equal to 3.0% on aggregate balances of those accounts between $7.8 million and $48.3 million, and reserves equal to 10.0% must be maintained on aggregate balances in excess of $48.3 million. The FRB may adjust these percentages from time to time. Because the Bank’s reserves are required to be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, one effect of the reserve requirement is to reduce the amount of our interest-earning assets.
FDIC Insurance Assessments
The FDIC uses a risk-based assessment system that takes into account supervisory ratings with other risk measures to differentiate risk for purposes of calculating deposit insurance assessments to be paid by insured banks. It defines a risk-based system as one based on an institution’s probability of causing a loss to the DIF due to the composition and concentration of the institution’s assets and liabilities, the amount of loss given failure, and revenue needs of the DIF. Under the risk-based assessment system established in connection with the implementation of the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”) and effective on January 1, 2007, the FDIC has established four risk-based categories: Risk Category I, Risk Category II, Risk Category III and Risk Category IV. The following table sets forth the assessment rates per $100 of assessable deposits as of January 1, 2007:

	Risk Category
	I*
	Minimum	Maximum	II	III	IV
Annual Rates (in basis points)	5	7	10	28	43

*
Within Risk Category I, those institutions that pose the least risk are assessed at the minimum assessment rate and those that pose the greatest risk are assessed at the maximum assessment rate. An institution that poses an intermediate risk within Risk Category I is charged a rate between the minimum and maximum that varies incrementally by institution.

These rates are three basis points above the base rate schedule. The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. In addition, under current FDIC rules the cumulative adjustments cannot exceed a maximum of three basis points higher or lower than the base rates. An adverse change in the Bank’s risk category could result in an increase in the assessments we pay the FDIC for deposit insurance.
In addition, the FDIRA established an aggregate $4.7 billion credit against future assessments for institutions in existence as of December 31, 1996 that had paid a deposit insurance assessment prior to that date (or a successor to such institution). This one-time assessment credit is apportioned among banks and thrifts based on the portion of the assessment base that each of them (or their predecessors) controlled as of December 31, 1996. The Bank, which was organized in 1998, will not receive a portion of this assessment credit, and accordingly will be required to pay the full amount of future assessments, while older banks which received the one-time assessment credits will automatically offset future assessment to the extent of their respective credits.
The FDIC is charged with the responsibility of maintaining the adequacy of the deposit insurance funds, and the amount we pay for deposit insurance is influenced not only by our capital category and supervisory subgroup but also by the adequacy of the insurance funds from time to time to cover the risk posed by all insured institutions. FDIC insurance assessments could be increased substantially in the future if the FDIC finds such an increase to be necessary in order to adequately maintain the insurance funds.
The FDIRA limited the amount of the DIF at 1.50% of domestic deposits. The FDIC must issue cash dividends to insured institutions, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio. Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC must issue cash dividends, awarded on a historical basis, for half of the amount of the excess. Any dividends awarded before January 1, 2009, will be distributed in proportion to an institution’s allocated portion of the one-time assessment credit. Accordingly, the Bank will not be entitled to receive any cash dividends from the DIF prior to January 1, 2009. The FDIC has not adopted a rule addressing the allocation of dividends after January 1, 2009.

Under the Federal Deposit Insurance Act, the FDIC may terminate our deposit insurance if it finds that we have engaged in unsafe and unsound practices, are in an unsafe or unsound condition to continue operations, or have violated applicable laws, regulations, rules or orders.
Community Reinvestment
Under the Community Reinvestment Act (the “CRA”), an insured institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for banks, nor does it limit a bank’s discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured banks, to assess the banks’ records of meeting the credit needs of their communities, using the ratings of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take that record into account in its evaluation of various applications by those banks. All banks are required to publicly disclose their CRA performance ratings. The Bank received a “satisfactory” rating in its last CRA examination during April 2005.
Interstate Banking and Branching
The Bank Holding Company Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Law”), permits adequately capitalized and managed bank holding companies to acquire control of the assets of banks in any state. Acquisitions are subject to antitrust provisions that cap at 10.0% the portion of the total deposits of insured depository institutions in the United States that a single bank holding company may control, and generally cap at 30.0% the portion of the total deposits of insured depository institutions in a state that a single bank holding company may control. Under certain circumstances, states have the authority to increase or decrease the 30.0% cap, and states may set minimum age requirements of up to five years on target banks within their borders.
Subject to certain conditions, the Interstate Banking Law also permits interstate branching by allowing a bank in one state to merge with a bank located in a different state. Each state was allowed to accelerate the effective date for interstate mergers by adopting a law authorizing such transactions prior to June 1, 1997, or any state could “opt out” and thereby prohibit interstate branching in that state by enacting legislation to that effect prior to that date. The Interstate Banking Law also permits banks to establish branches in other states by opening new branches or acquiring existing branches of other banks, provided the laws of those other states specifically permit that form of interstate branching. North Carolina has adopted statutes which, subject to conditions, authorize out-of-state bank holding companies and banks to acquire or merge with North Carolina banks and to establish or acquire branches in North Carolina.
USA Patriot Act of 2001
The USA Patriot Act of 2001 was enacted in response to the terrorist attacks that occurred in the United States on September 11, 2001. The Act is intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts. The Act’s impact on all financial institutions is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency requirements and imposes various other regulatory requirements, including standards for verifying customer identification when accounts are opened, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002, which became effective during 2002, is sweeping federal legislation addressing accounting, corporate governance and disclosure issues. The Act applies to all public companies and imposes significant new requirements for public company governance and disclosure requirements. Some of the provisions of the Act became effective immediately while others are still in the process of being implemented.
In general, the Sarbanes-Oxley Act mandated important new corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies’ reported financial results. It established new responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process, and it created a new regulatory body to oversee auditors of public companies. It backed these requirements with new SEC enforcement tools, increased criminal penalties for federal mail, wire and securities fraud, and created new criminal penalties for document and record destruction in connection with federal investigations. It also increased the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and providing new federal corporate whistleblower protection.
Section 404 of the Sarbanes-Oxley Act requires companies subject to the reporting requirements of the Securities Exchange Act of 1934 to include in their annual reports a report of management on the company’s internal control over financial reporting, along with an attestation report and audit report of the company’s registered public accounting firm as to the company’s internal control over financial reporting. The internal control report must include: a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the company; management’s assessment of the effectiveness of the company’s internal control over financial reporting as of the end of the company’s most recent fiscal year; a statement identifying the framework used by management to evaluate the effectiveness of the company’s internal control over financial reporting; and a statement that the registered public accounting firm that audited the company’s financial statements included in the annual report has issued an attestation report on management’s assessment of the company’s internal control over financial reporting. As a small issuer and absent any further extensions of the phase-in date, the Company will first be required to comply with Section 404 of the Sarbanes-Oxley Act with respect to its Annual Report on Form 10-KSB for the year ending December 31, 2007. In that first year, the Company will not be required to include the attestation report and audit report of the Company’s registered public accounting firm as to the Company’s internal control over financial reporting, which will be required in subsequent years’ annual reports.
The economic and operational effects of the Sarbanes-Oxley Act on public companies, including us, have been and will continue to be significant in terms of the time, resources and costs associated with compliance. Because the Act, for the most part, applies equally to larger and smaller public companies, we will continue to be presented with additional challenges as a smaller, community-oriented financial institution seeking to compete with larger financial institutions in our market.

Federal Income Taxation
The Bank is subject to the provision of the Internal Revenue Code (the “Code”) of 1986, as amended, in the same general manner as other corporations. However, banks that meet certain definitional tests and other conditions prescribed by the Code may benefit from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. The Bank may compute its additions to the qualifying real property reserve under the specific charge-off method or the reserve method. Under the reserve method, the addition to the reserve for bad debts from losses on loans is computed by use of the experience method (based upon the Bank’s actual loss experience). Use of the experience method requires minimum additions to the reserve based on the amount allowable under a six-year moving average. The Code also provides limits in the amount the Bank can add to its reserves for losses for loans during a single taxable year.
The Bank may also be subject to the corporate alternative minimum tax (“AMT”). Generally, a corporation’s AMT is the excess of its tentative minimum tax (i.e. 20% of the amount by which the corporation’s alternative minimum taxable income (“AMTI”) exceeds an applicable statutory exemption amount) over its regular income tax. The amount of the corporation’s AMT, if any, is added to the corporation’s regular tax for a taxable year and the total is the corporation’s federal income tax for the year. AMTI is calculated by adding certain tax preference items and making certain adjustments to the corporation’s regular taxable income. Such items and adjustments include, but are not limited to, the following: (1) 75% of the excess, if any, of a corporation’s adjusted current earnings and profits over its AMTI (as otherwise determined with certain adjustments); (2) interest on certain tax-exempt bonds issued after August 7, 1986; and (3) the amount by which a bank’s allowable deduction for the taxable year for additions to its reserve for all taxable years on the basis of actual experience. Net operating loss carryovers may be utilized, subject to certain adjustments, to offset up to 90% of the AMTI, as otherwise determined. Thus, despite any available net operating loss carryovers, a corporation generally will be subject to an effective minimum tax liability of at least 2% of the excess of its AMTI over the exemption amount. A portion of the AMT paid by a corporation may be credited against future regular federal income tax liability, subject to certain limitations. Currently, the Bank is not subject to AMT.
The Revenue Reconciliation Act of 1993, enacted on August 10, 1993, created certain changes in the current tax code. Although none of the features of this Act are directed specifically at banks, certain features such as increases in corporate tax rates, further limitations on business meals and entertainment expense deductions, increases in depreciable lives for real property, and changes in amortization allowable for intangible assets, may affect the Bank currently or in the future.
State Taxation
Under North Carolina law, the corporate income tax rate is 6.9% of federal taxable income as computed under the Code, subject to certain prescribed adjustments. An annual state franchise tax is imposed at a rate of 0.15% applied to the greatest of the institutions (1) capital stock, paid-in-capital, and undivided profits, (2) investment in tangible property in North Carolina or (3) appraised valuation of property in North Carolina.
Statistical Data
Certain statistical data regarding the Bank’s business is included in Part II, Item 6 “Management’s Discussion and Analysis.”
Item 2 DESCRIPTION OF PROPERTY
The Bank leases three full-service office sites. One is located at 1057 Providence Road, Charlotte, North Carolina. The lease expires on November 30, 2008. The lease payments are $10,612 per month. A second office is located at 325 South Sharon Amity Road, Charlotte, North Carolina. The lease expires on July 31, 2008. The monthly lease payments are $5,000. The third office is located at 4519 Sharon Road. The lease expires on October 31, 2007. The initial monthly rent was $10,008, which increases each year with the CPI index. In May 2001, the Bank leased office space for its commercial lending personnel and corporate communications department and, in August 2006, increased the amount of space leased. The lease expires on April 19, 2008. Monthly rent payments for the original space as well as the increased space are $10,335, and increase 3.5% each year.

The Bank owns a full-service branch location at 7609 Matthews-Mint Hill Road, Mint Hill, North Carolina. Book value of the land is $600,000, and the book value of the building is $385,000. Depreciation expense is $802 per month.
The Bank also leases two sites for Automated Teller Machines (“ATM”). The first site is located at 4201-A Park Road, Charlotte, North Carolina. The lease expires June 30, 2010 and requires monthly lease payments of $700. The second site is located at 923 Providence Road, Charlotte, North Carolina. The lease expires on October 14, 2009, and requires monthly lease payments of $500.
Item 3 LEGAL PROCEEDINGS
There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of its property is the subject.
Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted for the vote of the security holders in the fourth quarter of 2006.
Part II

Item 5	MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY
The Company’s common stock, which was held by approximately 900 holders of record at December 31, 2006, began trading on the Over-the-Counter Bulletin Board on September 14, 2006 under the ticker symbol “TSBC.OB.” From August 16, 2005 until completion of the share exchange on September 14, 2006, the Bank’s common stock traded on the Over-the-Counter Bulletin Board under the ticker symbol “SHKL.OB.” Prior to August 16, 2005, the Bank’s common stock was not traded on any exchange or established securities market.
The following table sets forth the high and low bid information on the Over-the-Counter Bulletin Board for the Bank’s common stock for each quarter from August 16, 2005 to and not including September 14, 2006 and the high and low bid information on the Over-the-Counter Bulletin Board for the Company’s common stock for each quarter from September 14, 2006 to December 31, 2006. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Low	High
The Bank
August 16, 2005 – September 30, 2005	$20.45	$20.77
October 1, 2005 – December 31, 2005	19.09	20.77
January 1, 2006 – March 31, 2006	18.64	21.25
April 1, 2006 – June 30, 2006	20.05	23.50
July 1, 2006 – September 13, 2006	20.10	23.00

The Company
September 14, 2006 – September 30, 2006	$20.30	$21.25
October 1, 2006 – December 31, 2006	18.55	20.50
No cash dividends have ever been paid on the Bank’s or the Company’s common stock. Regulatory restrictions that effectively limit our ability to pay cash dividends are described in Item 1 of this report under the heading “Supervision and Regulation—Payment of Dividends.”
On February 15, 2006, the Bank declared a stock split in the form of a ten-percent stock dividend to shareholders of record on March 15, 2006. The shares were distributed on April 10, 2006. Since the completion of the share exchange on September 14, 2006, the Company has not declared or paid any stock dividend.
The Company did not purchase any shares of its Common Stock during the three months ended December 31, 2006.

Item 6 MANAGEMENT’S DISCUSSION AND ANALYSIS
Management’s discussion and analysis discusses and analyzes the major components of the results of operations and financial condition, liquidity, and capital resources of TSB Financial Corporation (the “Company”) and should be read in conjunction with the Company’s financial statements and their related notes included elsewhere herein. The Company is a bank holding company formed to own all of the common stock of The Scottish Bank (the “Bank”) pursuant to a share exchange completed on September 14, 2006. The Bank is a state chartered commercial bank which was incorporated in North Carolina on March 19, 1998. On December 14, 2006, the Company formed TSB Statutory Trust I (the Trust”), a Delaware statutory trust. The Trust had no operations subsequent to its formation other than the issuance of $3.0 million of trust preferred securities and its loan to the Company of the proceeds thereof. At this time, the Company does not engage in any business activities other than through its subsidiary and the Trust. Information presented prior to September 14, 2006 represents the operations of the Bank prior to the completion of the share exchange with the Company.
Forward — Looking Statements
This Annual Report on Form 10-KSB may contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, consisting of expectations with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these expectations. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting operations, pricing, products and services.
Executive Overview
The primary focus of the Bank during 2006 has been on asset growth and strong asset quality. The Bank grew loans by 15.7% during 2006, and asset quality remained strong as a result of high credit standards and underwriting. Although the Company will continue to focus on asset growth and asset quality, it intends to focus on improving the net interest margin for the future. An improvement in the net interest margin would produce increases in operating income, facilitating an increase in return on assets and an improvement in operating efficiency, which are areas of focus for the Company.
During 2006, the Company was formed as a holding company for the Bank, and the Company issued $3.0 million of trust preferred securities to enhance regulatory capital, implemented a pricing tool to facilitate more profitable pricing of interest sensitive loans and deposits, realigned the allowance for loan loss methodology consistent with regulatory guidance and restructured the bond portfolio to align with management’s vision. All of these events were designed to permit the Company to enhance earnings.
Critical Accounting Estimates
Significant accounting policies, as described in Note 1 of the Consolidated Financial Statements, are an integral part of understanding Management’s Discussion and Analysis. Although many of these policies are based on estimates, the following estimates are considered more complex and considered critical to estimate values of assets and liabilities.
The Company recognizes that credit losses will be experienced and that the risk of loss will vary due to the type of loan being made as well as creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan as well as general economic conditions. Management actively monitors asset quality. The degree to which any particular assumption affects the allowance for credit losses depends on the severity of the change and its relationship to the other assumptions as well as management’s estimate of the risk of loss. During the fourth quarter of 2006, the Company improved its methodology for calculating its allowance for loan losses, employing an analysis of each outstanding loan and the Company’s historical loan losses and sound credit quality. Previously, the Company had employed a more general methodology, evaluating the loan portfolio as a whole. The process of determining the level of the allowance for credit losses requires a high degree of judgment. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions.
SFAS 123(R) requires all forms of share-based compensation payments, including stock options, to be recognized as compensation expense. The compensation expense is the fair value of the awards at the measurement date. Further, SFAS 123(R) requires compensation cost to be recognized over the requisite service period for all awards granted subsequent to adoption. As required by SFAS 123(R), the Company will continue to recognize compensation cost over the explicit vesting period for all awards that were not vested as of January 1, 2006. The Company adopted the provisions of SFAS 123(R) using the modified prospective transition method, which recognizes stock option awards as compensation expense for unvested awards as of January 1, 2006 and awards granted or modified subsequent to that date. In accordance with the modified prospective transition method, the Company’s consolidated statements of income and cash flows for the years ended December 31, 2005 and 2004 have not been restated and do not include the impact of SFAS 123(R).
Results of Operations — 2006 Compared to 2005
The Company’s total assets grew $24.8 million, or 14.5%, from $171.1 million at December 31, 2005 to $195.9 million at December 31, 2006. The increase was primarily due to an increase in loans and was funded by increases in deposits. The Company’s net income was $1.2 million or $1.19 per diluted share in 2006, an increase of $116 thousand or 10.5% from 2005’s net income of $1.1 million or $1.08 per diluted share. The increase resulted primarily from an increase in the Company’s net interest income as a result of growth in earning assets.
Net-interest income, the principal source of the Company’s earnings, was $6.1 million, or 3.44% of average earning assets, for the year ended December 31, 2006, compared to $5.7 million, or 3.67% of average earning assets, for the year ended December 31, 2005. The yield on earning assets was 6.73%, and the rate on average interest bearing liabilities was 3.90%, for 2006, compared to 5.78% and 2.64%, respectively, for the year ended December 31, 2005. The net-interest margin continues to be impacted by competition for new loans and deposits, as well as the continuing low yields available on short-term investments and federal funds sold. Additionally, the Company’s primary focus on asset growth during the first nine months of 2006 had a negative impact on the net-interest margin.
The following table presents the daily average balances, interest income/expense and average rates earned and paid on interest-earning assets and interest-bearing liabilities of the Company for the last two years.

Table 1. Average balance sheet (Dollars in 000’s)

	2006			2005
		Interest	Annualized		Interest	Annualized
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Cost %	Balance	Expense	Yield/Cost %

Interest-earning assets:
Federal funds sold	$1,152	$56	4.86%	$1,919	$52	2.71%
Investment securities	37,924	1,707	4.50%	33,214	1,362	4.10%
Loans	137,813	10,145	7.36%	120,174	7,562	6.29%

Total interest-earning assets	176,889	11,908		155,307	8,976

Yield on average interest-earning assets			6.73%			5.78%

Non-interest-earning assets:
Cash and due from banks	3,352			3,009
Premises and equipment	1,308			1,390
Other assets	4,980			3,402

Total non-interest-earning assets	9,640			7,801

Total assets	$186,529			$163,108

Interest-bearing liabilities:
NOW accounts	$20,790	$524	2.52%	$15,365	$204	1.33%
Money market and savings	21,036	536	2.55%	21,104	287	1.36%
Time certificates and IRA’s	93,792	4,147	4.42%	75,597	2,331	3.08%
Other borrowed funds	13,705	611	4.46%	12,300	457	3.72%

Total interest-bearing liabilities	149,323	5,818		124,366	3,279

Cost on avgerage interest- bearing liabilities			3.90%			2.64%

Non-interest-bearing liabilities:
Demand deposits	22,852			25,232
Other liabilities	449			565

Total non-interest-bearing liabilities	23,301			25,797

Total liabilities	172,624			150,163

Stockholders’ equity	13,905			12,945

Total liabilities and equity	$186,529			$163,108

Net interest income and Interest rate spread		$6,090	2.83%		$5,697	3.14%

Net yield on average interest- earning assets			3.44%			3.67%

Changes in interest income and interest expense can result from changes in both volume and rate. The following table sets forth the dollar amount of increase (decrease) in interest income and interest expense resulting from changes in the volume of interest earning assets and interest bearing liabilities and from changes in yields and rates.

Table 2. Rate Volume Analysis (Dollars in 000’s)

	2006 Compared to 2005
	Interest	Variance
	Income/	Attributed
	Expense	to
	Variance	Rate	Volume
Interest-earning assets
Federal funds sold	$4	$41	$(37)
Investment securities	345	133	212
Loans	2,583	1,286	1,297

Total	2,932	1,460	1,472

Interest-bearing liabilities:
NOW accounts	320	183	137
Money market and savings	250	251	(1)
Time certificates and IRA’s	1,815	1,013	802
Other borrowed funds	154	91	63

Total	2,539	1,538	1,001

Net Interest Income	$393	$(78)	$471

The provision for loan losses was $74 thousand for the year ended December 31, 2006, compared to $132 thousand for the comparable period in 2005. The decrease in the provision for loan losses was primarily the result of the change, effected in the fourth quarter of 2006, in the methodology employed in calculating the allowance for loan losses described above. In addition, the provision for loan losses for 2006 was impacted by (1) an increase in gross loans during the year of $19.7 million, and (2) the absence of any charge offs for the year.
Non-interest income was $642 thousand for the year ended December 31, 2006, compared to $601 thousand for the period ended December 31, 2005. The Company recognized a gain on the sale of its ownership of a mortgage company of $122 thousand and a loss of $149 thousand on the sale of $4.8 million securities held for sale during 2006. Service charges on deposits increased 9% from the prior year, mainly due to higher insufficient funds charges.
Non-interest expense was $4.9 million for the year ended December 31, 2006, as compared with $4.6 million for the comparable period in 2005. Personnel expenses for the year ended December 31, 2006 were $2.8 million, compared to $2.5 million for the year ended December 31, 2005, mainly due to increased staffing in the commercial loan department to support growth within the Company’s loan portfolio. The Company implemented FAS 123R during the year ended December 31, 2006, and recorded gross compensation expense of $32 thousand, compared to $0 for the same period in 2005. Management monitors all categories of non-interest expense in an attempt to improve productivity and operating performance.
The Company recorded income tax expense of $509 thousand (an effective tax rate of 29.5%) for the year ended December 31, 2006, compared to an income tax expense of $514 thousand (an effective tax rate of 31.8%) during the year ended December 31, 2005. The decline in the Company’s effective tax rate reflects an increase in proportionate income from non-taxable securities. The change in methodology for calculating the allowance for loan losses, and the related impact on the provision for loan losses in 2006 compared to 2005, accounted for substantially all of the $116 thousand increase in net income in 2006 compared to 2005.
Liquidity, Interest Rate Sensitivity and Market Risks
Credit risk is the primary risk to the Company and is addressed in the “Lending Activities” of this discussion. Secondary to credit risk is liquidity and interest rate risk as a significant risk and focus for management.

Management must balance the need for funds to address depositor cash flow requirements and the availability to fund loan growth with the need for net interest income to promote strong net earnings.
Cash flow needs can be impacted by how rates are set in a competitive market such as the one in which the Company operates. If deposit rates are higher than the competition, cash flow will increase as deposits increase, however, if loan rates are lower than the competition, outstanding loans will increase resulting in the need for funds. In either scenario, earnings will be negatively impacted. Thus, it is necessary for management to manage liquidity needs and availability. Deposits are the primary source of the Bank’s funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments, interest payments, investment income, interest from its Federal Funds deposits, and otherwise from its operations. Loan repayments are a relatively stable source of funds while deposit inflows and outflows may be significantly influenced by general interest rates and money market conditions. Other borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. The Bank also borrows funds from its commercial customers in the form of overnight repurchase agreements. Additionally, liquidity is supported by the securities portfolio which is available for sale if needed for a funding source.
Management relies on information provided by loan pipeline reports as well as maturity schedules to anticipate cash flow needs. The interest rate analysis provided in the following table indicates the portion of the Company’s balance sheet that is projected to mature in various time periods. This analysis is static and anticipates items with no maturity will reprice in the current period which may not actually occur.
Table 3. Distribution of interest-earning assets and interest-bearing liabilities (Dollars in 000’s)

	One Year	One to	Over
December 31, 2006	or Less	Five Years	Five Years	Total
Interest-earning assets:
Federal funds sold	$4,834	$—	$—	$4,834
Investment securities	5,048	17,846	13,083	35,977
Loans	72,407	59,143	13,440	144,990

Total	$82,289	$76,989	$26,523	$185,801

Interest-bearing liabilities:
Savings, NOW, money market	$21,697	$—	$31,810	$53,507
Time deposits, $100,000 and over	45,645	1,900	—	47,545
Time deposits, under $100,000	36,942	3,960	—	40,903
Other borrowings	1,732	8,093	3,000	12,825

Total	$106,016	$13,953	$34,810	$154,780

Interest sensitivity gap	$(23,727)	$63,036	$(8,287)	$31,021

Cummulative gap	$(23,727)	$39,309	$31,022

Ratio of interest-sensitive assets to interest-sensitive liabilities	77.62%	551.77%	76.19%	120.04%

Cummulative ratio of interest-sensitive assets to interest-sensitive liabilities	77.62%	132.77%	120.04%	120.04%

The following table sets forth the time to contractual maturity of certain components of the Bank’s loan portfolio at December 31, 2006. Equity lines of credit are included in Real Estate Mortgage and all reprice within one year.
Table 4. Analysis of certain loan maturities and repricing at December 31, 2006 (Dollars in 000’s)

	Due within	Due after One	Due after
	One Year	Year through Five years	Five Years	Total
Commercial	$13,698	$9,693	$417	$23,808
Real Estate	22,196	61,029	9,604	$92,829
HELOC	25,913	—	—	$25,913
Consumer & Other	1,038	1,266	136	$2,440

Total Loans	$62,845	$71,988	$10,157	$144,990

Total Fixed Rate	$45,181	$55,082	$7,205	$107,468
Total Floating Rate	17,664	16,906	2,952	37,522

Total Loans	$62,845	$71,988	$10,157	$144,990

The following table sets forth certain information regarding the amortized cost, market value, and weighted yields of the Bank’s investment securities portfolio at the dates indicated.
Table 5. Analysis of securities available for sale (Dollars in 000’s)

		One Year	Five Years			Estimated	Average
	Due One	Through Five	Through Ten	Greater Than		Market	Life
	Year or Less	Years	Years	Ten Years	Total	Value	in Years
December 31, 2006
U.S. Government agencies	$3,501	$9,829	$—	$—	$13,330	$13,160	2.1
Mortgage backed securities	1,547	6,779	2,873	1,199	12,398	12,248	4.6
Municipal securities	—	1,238	2,892	6,119	10,249	10,252	12.8

Total	$5,048	$17,846	$5,765	$7,318	$35,977	$35,660	6.0

Weighted average yields:
U.S. Government agencies	3.30%	4.51%			4.19%
Mortgage backed securities	5.04%	4.99%	5.17%	5.33%	5.07%
Municipal securities		5.89%	6.27%	6.41%	6.00%

Total	2.88%	3.82%	4.06%	5.26%	5.01%

December 31, 2005
U.S. Government agencies	$1,499	$13,982	$995	$—	$16,476	$16,143	2.7
Mortgage backed securities	—	—	3,880	10,436	14,316	14,017	4.2
Municipal securities	—	—	—	4,770	4,770	4,786	10.7

Total	$1,499	$13,982	$4,875	$15,206	$35,562	$34,946	4.4

Weighted average yields:
U.S. Government agencies	2.88%	3.82%	4.75%		3.92%
Mortgage backed securities			3.88%	4.96%	4.68%
Municipal securities				5.93%	5.93%

Total	2.88%	3.82%	4.06%	5.26%	4.49%

The following table presents the maturity of time deposits at the dates indicated.
Table 6. Time deposits $100,000 and over at December 31, 2006 (Dollars in 000’s)

2006
Remaining maturity of three months or less	$20,912
Remaining maturity of three months through six months	15,908
Remaining maturity of six months through twelve months	8,825
Remaining maturity over twelve months	1,900

Total	$47,545

The following table sets forth certain key financial ratios for the Company that are a direct indication of the Company’s performance.
Table 7. Performance Based Measures

	2006	2005	2004
Annualized return on average assets	0.65%	0.67%	0.58%
Annualized return on average stockholders’ equity	8.75%	8.50%	6.65%
Average stockholders’ equity as a percentage of average assets	7.45%	7.94%	8.79%
Lending Activities
General The Bank’s primary source of revenue is interest and fee income from its lending activities, consisting primarily of business loans secured by real estate and personal property, unsecured business loans, consumer loans secured by consumer products, unsecured consumer loans, and other loans. In addition to interest earned on loans, the Bank receives fees in connection with loan originations, loan modifications, late payments, and other miscellaneous services.
Composition The Bank’s loan portfolio totaled approximately $145.0 million at December 31, 2006, representing 74% of the Bank’s total assets. The following table sets forth the composition of the Bank’s loan portfolio by type of loan at the dates indicated.
Table 8. Analysis of loans (Dollars in 000’s)

	December 31, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
Commercial	$23,808	16%	$25,536	20%
Real estate	92,829	64%	70,652	56%
Home equity line of credit	25,913	18%	27,534	22%
Consumer and other	2,440	2%	1,580	1%

Total loans	$144,990	100%	$125,302	100%

*	Each loan category includes deferred origination fees.
Asset Classification Applicable regulations require each insured Bank to “classify” its own assets on a regular basis. In addition, in connection with examinations of financial institutions, regulatory examiners have authority to identify problem assets and, if appropriate, classify them. Problem assets are classified as “substandard”, “doubtful” or “loss”, depending on the presence of certain characteristics as discussed below.
An asset is considered “substandard” if not adequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified as

“substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full”, on the basis of currently existing facts, conditions, and values, “highly questionable and improbable”. Assets classified “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a loss reserve is not warranted.
As of December 31, 2006, the Bank had $1.9 million of loans classified as “substandard”, no loans classified as “doubtful”, and no loans classified as “loss”. As of December 31, 2005, there were $845 thousand of loans classified as “substandard”, no loans classified as “doubtful”, and no loans classified as “loss”.
In connection with the filing of periodic reports with regulatory agencies, the Bank reports any assets which possess credit deficiencies or potential weaknesses deserving close attention by management. These assets may be considered “special mention” assets and do not yet warrant adverse classification. At December 31, 2006, the Bank had no loans in the “special mention” category.
When an insured institution classifies problem assets as either substandard or doubtful, it typically establishes general allowances for loan losses in an amount deemed prudent by management. These allowances represent loss allowances which have been established to recognize the inherent risks associated with lending activities and the risks associated with particular problem assets. When an insured institution classifies problem assets as “loss”, it charges off the balance of the asset. The Bank’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and the North Carolina Commissioner of Banks which can order the establishment of additional loss allowances.
Allowances for Loan Losses In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary due to, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan as well as general economic conditions. It is management’s policy to maintain an adequate allowance for loan losses based on, among other things, the Bank’s historical loan loss experience, evaluation of economic conditions and regular review of delinquencies and loan portfolio quality. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the security for the loans.
Management actively monitors the Bank’s asset quality. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.
During the fourth quarter of 2006, the Company improved its methodology for calculating for allowance for loan losses, employing an analysis of each outstanding loan and the Company’s historical loan losses and sound credit quality. Previously the Company had employed a more general methodology, evaluating the loan portfolio as a whole.
No loans were restructured during 2006 and 2005. For the years ended December 31, 2006 and 2005, the Bank recognized interest income from impaired loans of approximately $46,000 and $12,000, respectively. Virtually all of the $1.9 million impaired loans as of December 31, 2006 related to two relationships. The allowance for loan losses included a specific reserve of $143 thousand for any loss anticipated on these two relationships.
The allowance for loan losses is funded through the provision for loan losses which is an expense to the Company’s current earnings. Loan growth as well as the status of impaired loans may impact the amount of the provision for loan loss and thus the expense in any quarter. The following table describes the activity related to the Bank’s allowance for loan losses for the years indicated.

Table 9. Allowance for loan losses (Dollars in 000’s)

	December 31,
	2006	2005	2004
Beginning balance	$1,623	$1,526	$1,318
Charge-offs	—	(55)	—
Recoveries	—	20	62
Provision for loan losses	74	132	146

Ending balance	$1,697	$1,623	$1,526

The allowance for loan losses is established as losses are estimated by management’s analysis of the loan portfolio. The methodology used to calculate the allowance for loan losses was revised in the fourth quarter of 2006 to recognize the low historical losses and sound credit quality. Additionally, management recognizes that there are inherent risks in the model by which the allowance for loan losses is derived as well as operational risk and economic risk and have been included in the analysis to derive the overall allowance for loan losses. Management believes the allowance for loan losses of $1.7 million provides adequate coverage of the probable loss exposure in the portfolio. The following table depicts the allocation of the allowance for loan losses for the years indicated and the percentage of loans depicts the percentage of total loans for each category. The year ended 2006 reflects the revised methodology which resulted in a smaller unallocated allowance.
Table 10. Allocation of loans (Dollars in 000’s)

			December 31,
	2006		2005		2004
	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
Commercial	$401	13%	$308	20%	$340	24%
Real estate	987	68%	669	57%	722	52%
Home equity lines of credit	221	18%	138	22%	134	23%
Consumer	33	1%	15	1%	16	1%
Unallocated	55	—	493	—	314	—

Total	$1,697	100%	$1,623	100%	$1,526	100%

Investments
Interest income from investment securities generally provides the second largest source of income to the Company after interest and fees on loans. In addition, the Company receives interest income on federal funds invested overnight with other financial institutions.
On December 31, 2006, the Company’s investment securities portfolio totaled $35.7 million and consisted of U.S. Government Agency obligations, mortgage backed securities, and municipal securities. Management’s decisions involving securities are based upon the composition and structure of the balance sheet and the objectives of asset/liability management strategies. The Company does not purchase or hold securities for trading purposes. Management views the portfolio as a source of liquidity and only secondarily as a source of income. All securities purchased are categorized as available for sale. As such, from time to time, the Company may sell securities as asset/liability management strategies change. During 2006 the Company sold $4.8 million of securities in an effort to achieve a change of composition and structure of the balance sheet. These sales produced a loss of $149 thousand, and the proceeds were used to reduce borrowings.
As of June 1, 1998 (date of opening), the Bank adopted Statement SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” Under SFAS 115, the accounting for investment securities held as assets is dependent upon their classification as held to maturity, available for sale, or trading assets. Such assets classified as held to maturity are carried at cost, adjusted for the amortization of premiums and accretion of discounts. Assets available for sale and trading assets are carried at market value. Unrealized holding gains and losses for assets available for sale are reported as other comprehensive income. Unrealized holding gains and losses for trading assets are included in earnings of the current period. In order for the securities to qualify as assets held to maturity, the Bank must have both the positive intention and the ability to hold them to maturity. Management utilizes these criteria in determining the accounting treatment accorded such securities. The Company reviews all securities to determine if any impairments are considered other than temporary. All impairments that are considered other than temporary are recognized through current period earnings. As of December 31, 2006, the Company did not identify any impairment in securities to be other than temporary.
The Bank’s investment strategy is intended, among other things, to (1) provide and maintain liquidity, (2) maintain a balance of high quality, diversified investments to minimize risk, (3) maximize returns, and (4) manage interest rate risk. The Bank does not engage in hedging activities.
Deposits and Borrowings
General Deposits are the primary source of the Bank’s funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments, interest payments, investment income, interest from its Federal Funds deposits, and otherwise from its operations. Loan repayments are a relatively stable source of funds while deposit inflows and outflows may be significantly influenced by general interest rates and money market conditions. Other borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. The Bank also borrows funds from its commercial customers in the form of overnight repurchase agreements.
Deposits Since its opening in June 1998, the Bank has experienced consistent deposit growth. On December 31, 2006 and 2005, the Bank’s deposits totaled $167.9 million and $140.3 million, respectively.
The Bank attracts both short-term and long-term deposits from the general public by offering a variety of accounts and interest rates. The Bank offers checking accounts, savings accounts, and fixed-rate time certificates of deposit. Deposits are generally obtained from the Bank’s market area. The Bank utilized traditional marketing methods to attract new customers and deposits, including print media, radio, and direct mail. The Company had no brokered deposits at December 31, 2006 or 2005.
The following table sets forth certain information regarding the Company’s deposits at the dates indicated.
Table 11. Analysis of deposits (Dollars in 000’s)

	December 31, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
Interest-bearing deposits:
NOW accounts	$31,810	19%	$16,995	12%
Money market and savings	21,696	13%	16,213	12%
Time deposits	88,448	53%	84,735	60%

Total interest bearing deposits	141,954	85%	117,943	84%

Non-interest bearing deposits:
Demand deposits	25,926	15%	22,373	16%

Total deposits	$167,880	100%	$140,316	100%

As of December 31, 2006, the aggregated amount of time deposits in amounts greater than or equal to $100,000 were $47.5 million.
Borrowings
At December 31, 2006, the Company had $12.8 million in other borrowed funds, compared to $17.2 million for December 31, 2005. There were no federal funds purchased at December 31, 2006 compared to $7.1 million at December 31, 2005. Federal Home Loan Bank advances were $8.0 million at December 31, 2006 and 2005. Repurchase agreements with commercial customers decreased from $2.1 million at December 31, 2005 to $1.7 million at December 31, 2006. Other borrowed funds are an integral part of the Company’s overall funding strategy, and have varying terms and conditions. The following table is a summary of short-term borrowings for each of the last two years.

Table 12. Short-term borrowings (Dollar’s in 000’s)

	2006	2005
Federal funds purchased and securities sold under repurchase agreements:
Average interest rate:
At year end	4.84%	3.81%
For the year	4.91%	3.01%
Average amount outstanding during the year	$5,558	$4,300
Maximum amount outstanding during the year	13,376	10,053
Amount outstanding at year end	1,732	9,152
Capital Resources
The Company had total capital to risk-adjusted assets of 12% and 10% as of December 31, 2006 and 2005, respectively. Average capital to average assets totaled 8% and 8% at December 31, 2006 and 2005, respectively. The Company remains well capitalized and fully expects to be able to meet future capital needs required by growth and expansion as well as regulatory requirements. The Company is not aware of any current recommendation by regulatory authorities which if implemented would materially affect the Company’s liquidity or capital resources.
As of December 31, 2006, the Trust had the following Trust Preferred Securities outstanding, and the Company had the following issues of junior subordinate debentures, all held by the Trust, outstanding: (Dollars in 000’s)

		Trust		Junior
		Preferred		Subordinated
	Date of	Securities	Interest	Debt Owed	Final
Issuing Entity	Issuance	Outstanding	Rate	To Trust	Maturity
TSB Statutory Trust I	December 14, 2006	$3,000	Floating	—	March 14, 2037
TSB Financial Corporation	December 14, 2006	—	Floating	$3,093	March 14, 2037
The Company owns all of the common stock of the Trust, which has issued trust preferred securities in conjunction with the Company issuing junior subordinated debentures to the Trust. The terms of the junior subordinated debentures are substantially the same as the terms of the trust preferred securities. The Company’s obligations under the debentures and a separate guarantee agreement constitute a full and unconditional guarantee by the Company of the obligations of the Trust.
Currently, regulatory capital rules allow trust preferred securities to be included as a component of regulatory capital. This treatment has continued despite the deconsolidation of these instruments for financial reporting purposes.
The trust preferred securities bear interest at LIBOR plus 172 basis points and pay dividends quarterly. The rate is subject to quarterly resets. The Company’s source of funds for the required interest payments is dividends paid by the Bank. The trust preferred securities mature 30 years from the original date of issuance, and are callable in 5 years. At this time, there are no plans to call the securities.
Off Balance Sheet Arrangements
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Those financial instruments include lines of credit and loan commitments and involve elements of credit risk in excess of amounts recognized in the accompanying financial statements.
The Company’s risk of loss with the lines of credit and loan commitments is represented by the contractual amount of the instruments. The Company uses the same credit policies in making commitments under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, securities, inventory, real estate and time deposits with financial institutions.
Financial instruments whose contract amounts represent potential credit risk included unfunded lines of credit and loan commitments, primarily at variable rates, totaling $56.6 million for December 31, 2006, and $49.6 million for December 31, 2005.
As of December 31, 2006, the Company had open lines of credit with various institutions to borrow up to $31.3 million with multiple maturity choices.
Stock Compensation Plans.
In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for good or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the first interim reporting period that begins after December 15, 2005. Accordingly, the Company adopted SFAS No. 123(R) commencing with the quarter ending March 31, 2006. If the Company had included the cost of stock option compensation in the financial statements, the net income for the fiscal year ended December 31, 2005 would have decreased by approximately $59,000. Accordingly, the adoption of SFAS No.123(R) had a material effect on the financial statements reflecting the year ended December 31, 2006.
SAFS No. 123(R) encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company elected to comply with SFAS No. 123(R) beginning January 1, 2006. SFAS 123(R) requires all forms of share-based compensation payments, including stock options, to be recognized as compensation expense. The compensation expense is the fair value of the awards at the measurement date. Further, SFAS 123(R) requires compensation cost to be recognized over the requisite service period for all awards granted subsequent to adoption. As required by SFAS 123(R), the Company will continue to recognize compensation cost over the explicit vesting period for all awards that were not vested as of January 1, 2006. The Company adopted the provisions of SFAS 123(R) using the modified prospective transition method, which recognizes stock option awards as compensation expense for unvested awards as of January 1, 2006 and awards granted or modified subsequent to that date. In accordance with the modified prospective transition method, the Company’s consolidated statements of income and cash flows for the years ended December 31, 2005 and 2004 have not been restated and do not include the impact of SFAS 123(R). Prior to 2006, the Company elected to utilize the accounting methodology in Accounting Principles Board (“APB”) Opinion No. 25 and, as a result, has provided the below pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting were being applied for the year ended December 31, 2005.
At December 31, 2006, the Company had two stock-based compensation plans, which are more fully described in Note 10 of Notes to Consolidated Financial Statements appearing elsewhere in this report. Prior to January 1, 2006 the Company accounted for compensation costs related to the Company’s stock option plans using the intrinsic value method. Therefore, no compensation costs have been recognized for stock option awards because the options were granted at exercise prices based on the market value of the Company’s stock on the date of the grant. Had compensation costs for the Company’s stock option plans been determined using the fair value method, the Company’s pro forma net income for 2005 would have been as follows:

2005
Net income as reported	$1,100,000
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net	59,000

Pro forma net income	$1,041,000

Net income per share:
As reported:
Basic	$1.13

Diluted	$1.08

Pro forma:
Basic	$1.07

Diluted	$1.02

Segment Information.
Public business enterprises must report certain information about operating segment in their annual financial statements and in condensed financial statements for interim periods issued to stockholders. Public business enterprises also must report related disclosures and descriptive information about products and services provided by significant segments, geographic areas, and major customers, differences between the measurements used in reporting segment information and those used in the enterprise’s general-purpose financial statements, and changes in the measurement of segment amounts from period to period.
Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance. The Company has determined that it has one significant operating segment, the providing of general commercial financial services to customers located in the single geographic area of Charlotte, North Carolina, and surrounding communities. The various products are those generally offered by community banks, and the allocation of resources is based on the overall performance of the company, versus the individual branches or products. There are no differences between the measurements used in reporting segment information and those used in the Company general-purpose financial statements.
Recent Accounting Pronouncements and Regulatory Changes
SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of SFAS No. 140” requires that all separately recognized servicing assets and liabilities be initially measured at fair value and permits (but does not require) subsequent measurement of servicing assets and liabilities at fair value. This statement is effective for fiscal years beginning after September 15, 2006. The Company has evaluated this statement and does not believe it will have a material effect on the Company’s financial position, results of operations and cash flows.
In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for the Company in the first quarter of fiscal 2008. This statement is effective for fiscal years beginning after September 15, 2006. The Company has evaluated this statement and does not believe it will have a material effect on the Company’s financial position, results of operations and cash flows.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (FAS 157). FAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of FAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FAS 157, fair value measurements are disclosed by level within that hierarchy. While FAS 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of adopting FAS 157 on its financial statements.
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R) (FAS 158), requires an employer to: (a) Recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. The requirement by FAS 158 to recognize the funded status of a benefit plan and the disclosure requirements of FAS 158 are effective as of the end of the fiscal year ending after December 15, 2006 for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect the adoption of FAS 158 to have a material effect on its financial position at December 31, 2006.
In September 2006, the SEC staff issued SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements (SAB No. 108). SAB No. 108 addresses the diversity in practice by registrants when quantifying the effect of an error on the financial statements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements and is effective for annual periods ending after November 15, 2006. The Company adopted the provisions of SAB No. 108 effective December 31, 2006, and the adoption of SAB No. 108 did not have a material financial impact on its consolidated financial statements.
Section 404 of the Sarbanes-Oxley Act requires companies subject to the reporting requirements of the Securities Exchange Act of 1934 to include in their annual reports a report of management on the company’s internal control over financial reporting, along with an attestation report and audit report of the company’s registered public accounting firm as to the company’s internal control over financial reporting. The internal control report must include: a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the company; management’s assessment of the effectiveness of the company’s internal control over financial reporting as of the end of the company’s most recent fiscal year; a statement identifying the framework used by management to evaluate the effectiveness of the company’s internal control over financial reporting; and a statement that the registered public accounting firm that audited the company’s financial statements included in the annual report has issued an attestation report on management’s assessment of the company’s internal control over financial reporting. As a small issuer and absent any further extensions of the phase-in date, the Company will first be required to comply with Section 404 of the Sarbanes-Oxley Act with respect to its Annual Report on Form 10-KSB for the year ending December 31, 2007 and in that first year the Company will not be required to include the attestation report and audit report of the Company’s registered public accounting firm as to the Company’s internal control over financial reporting, which will be required in subsequent years’ annual reports.
In the event that there is no further extension to the phase-in date for compliance with Section 404, the Company’s net income may be adversely affected in 2007, and more significantly in 2008, related to the expense of compliance with Section 404.

Item 7 FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders of
TSB Financial Corporation:
We have audited the accompanying consolidated balance sheets of TSB Financial Corporation and Subsidiary (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the TSB Financial Corporation and Subsidiary as of December 31, 2006 and 2005 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Charlotte, North Carolina
March 20, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TSB Financial Corporation
CONSOLIDATED BALANCE SHEETS
(Dollars in 000’s, except share amounts)

	December 31,	December 31,
	2006	2005

Assets
Cash and due from banks	$8,798	$4,609
Securities available for sale	35,660	34,947
Federal Home Loan Bank stock	702	662
Loans	144,990	125,302
Less allowance for loan losses	(1,697)	(1,623)

Net loans	143,293	123,679
Premises and equipment, net	1,287	1,351
Interest receivable	914	725
Other assets	5,238	5,123

Total assets	$195,892	$171,096

Liabilities and Shareholders’ Equity
Deposits
Demand, NOW, and money market accounts	$70,476	$47,077
Savings	8,956	8,505
Time deposits of $100,000 or more	47,545	45,615
Other time deposits	40,903	39,119

Total deposits	167,880	140,316

Other borrowed funds, short term	1,732	9,152
Other borrowed funds, long term	11,093	8,000
Interest payable	295	168
Other liabilities	14	181

Total liabilities	181,014	157,817

Commitments and Contingencies (See note 15)
Shareholders’ equity
Common stock, $.01 par value, 20,000,000 shares authorized, 985,672 shares issued and outstanding at December 31, 2006; $3.50 par value, 20,000,000 shares authorized, 884,987 issued and outstanding at December 31, 2005	10	3,097
Additional paid in capital	13,281	8,296
Retained earnings	1,781	2,265
Accumulated other comprehensive loss	(194)	(379)

Total shareholders’ equity	14,878	13,279

Total liabilities and shareholders’ equity	$195,892	$171,096

The accompanying notes are an integral part of these consolidated financial statements

TSB Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in 000’s, except share amounts)

	Year Ended December 31,
	2006	2005
Interest income
Interest and fees on loans	$10,145	$7,562
Federal funds sold	56	52
Investment securities
State and municipal (non taxable)	289	148
Other investments (taxable)	1,418	1,214

Total interest income	11,908	8,976

Interest expense
Savings, NOW, and money market accounts	1,061	491
Time deposits of $100,000 or more	2,280	1,262
Other time deposits	1,866	1,069
Borrowed funds, short term	273	130
Borrowed funds, long term	338	327

Total interest expense	5,818	3,279

Net interest income	6,090	5,697

Provision for loan losses	74	132

Net interest income after provision for loan losses	6,016	5,565

Service charges on deposit accounts	322	295
Mortgage banking income	2	28
Gain/(Loss) on sale of securities	(149)	3
Other	467	275

Total non-interest income	642	601

Personnel	2,812	2,477
Occupancy, net	544	520
Furniture and equipment	106	154
Other	1,471	1,401

Total non-interest expense	4,933	4,552

Net income before income taxes	1,725	1,614

Income tax expense	509	514

Net income	$1,216	$1,100

Net income per share:
Basic	$1.24	$1.13
Diluted	$1.19	$1.08

Weighted average shares outstanding:
Basic	978,580	973,064
Diluted	1,020,839	1,018,503
The accompanying notes are an integral part of these consolidated financial statements

Statements of Changes in Shareholders’ Equity
For the Years Ended December 31, 2006 and 2005
(dollars in thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2004	883,142	$6,624	$4,738	$1,164	$17	$12,542
Issuance of common stock through employee stock purchase plan	1,130	8	11	—	—	19
Issuance of common stock through exercise of stock options	715	5	8	—	—	13
Reduction of par value from $7.50 per share to $3.50 per share	—	(3,540)	3,540	—	—	—
Unrealized holding losses on available-for-sale securities, net	—	—	—	—	(396)	(396)
Net income	—	—	—	1,100	—	1,100

Balance, December 31, 2005	884,987	$3,097	$8,296	$2,265	$(379)	$13,279

Issuance of common stock through employee stock purchase plan	1,161	—	21	—	—	21
Issuance of common stock through exercise of stock options	11,097	—	145	—	—	145
Eleven-for-ten stock split effected in the form of a 10% stock dividend	88,427	—	1,699	(1,699)	—	—
Reduction of par value from $3.50 per share to $.01 per share in connection with holding company reorganization	—	3,087	3,100	—	—	—
Expense for employee stock based compensation	—	—	32	—	—	32
Unrealized holding gains on available-for-sale securities, net	—	—	—	—	185	185
Net income	—	—	—	1,216	—	1,216

Balance, December 31, 2006	985,672	$10	$13,294	$1,781	$(194)	$14,878

The accompanying notes are an integral part of these consolidated financial statements

TSB Financial Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in 000’s except share amounts)

	Year Ended December 31,
	2006	2005
Cash flows from operating activities:
Net income	$1,216	$1,100
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	183	218
Provision for loan losses	74	132
Stock based compensation	32	—
Loss (gain) on sale of securities available for sale	149	(3)
Gain on sale of investment in Mortgage Company	(123)	—
Increase in cash surrender value of bank-owned life insurance	(129)	123
Increase in other assets	(326)	(553)
Decrease in other liabilities	(40)	(177)

Net cash provided by operations	1,036	840

Cash flows from investing activities:
Purchase of securities available for sale	(8,980)	(16,613)
Proceeds from the sale of securities available for sale	4,653	2,092
Proceeds from the maturity of securities available for sale	3,741	3,887
Proceeds from the sale of Mortgage Company	160	—
Sale (purchase) of Federal Home Loan Bank Stock	(40)	276
Net increase in loans	(19,688)	(8,601)
Purchase of premises and equipment	(97)	(124)

Net cash used in investing activities	(20,251)	(19,083)

Cash flows from financing activities:
Net increase in demand and savings deposits	23,850	1,536
Net increase in time deposits	3,715	18,768
Net (decrease) in other short term borrowed funds	(7,420)	(830)
Net increase in other long term borrowed funds	3,093	—
Proceeds from the issuance of common stock	166	32
Tax benefit from exercise of stock options	—	—

Net cash provided by financing activities	23,404	19,506

Net increase in cash and cash equivalents	4,189	1,263
Cash and cash equivalents, beginning of period	4,609	3,346

Cash and cash equivalents, end of period	$8,798	$4,609

Supplemental Disclosure:
Cash paid for interest	$5,691	$3,207
Cash paid for income taxes	$592	$175
The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements
1. Organization and Summary of Significant Accounting Policies:
Organization.
TSB Financial Corporation (the “Company”) was organized and incorporated under the laws of the State of North Carolina and became the parent company of The Scottish Bank (the “Bank”) on September 14, 2006. The Bank was organized and incorporated under the laws of the State of North Carolina on March 19, 1998 and began banking operations on June 1, 1998. The Bank operates four branches in the Charlotte, North Carolina area. The majority of the Bank’s customers are individuals and small to medium-size businesses. The Bank’s primary source of revenue is derived from interest earned on loans to customers and from invested cash and securities.
Use of Estimates in the Preparation of Financial Statements.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Securities.
Investments in debt and equity securities are classified as available for sale. The securities are reported at fair value, with the unrealized gains and losses, net of taxes, reported as a separate component of stockholders’ equity.
Securities are reviewed to determine if any impairments are considered other than temporary. All impairments that are considered other than temporary are recognized through current period earnings.
Gains and losses on sales of securities, computed based on specific identification of the adjusted cost of each security, are included in other income. Premiums and discounts on debt securities are recognized in interest income on the level yield method over the period to maturity.
Loans and Allowance for Loan Losses.
Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.
Interest on loans is accrued on the unpaid principal balance outstanding. All interest accrued but not collected for loans that are placed on non-accrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. In addition, regulatory examiners may require the Company to recognize changes to the allowance for loan losses based on their judgments about information available to them at the time of their examination.
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.
Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.
Premises and Equipment.
Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed by the straight-line method based on estimated service lives of assets, three to five years for hardware and software, three to ten years for furniture, fixtures and equipment, and forty years for buildings. The cost of leasehold improvements is being amortized using the straight-line method over the terms of the related leases or the useful lives of the improvements, whichever is shorter. Expenditures for repairs and maintenance are charged to expense as incurred. Upon disposition, the asset and related accumulated depreciation or amortization are relieved and any resulting gain or loss is credited or charged to income.
Foreclosed Properties.
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation are included in other operating expense.
Income Taxes.
Deferred tax asset and liability balances are determined by application to temporary differences of the tax rate expected to be in effect when taxes will become payable or receivable. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in a taxable or deductible amount in future years. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if the Company cannot determine that the benefits will more likely than not be realized.
Net Income Per Share.
Basic net income per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and were determined using the treasury stock method.
The Company declared an eleven-for-ten stock split effected in the form of a 10% stock dividend in 2006. Basic and diluted net income per common shares have been computed by dividing net income for each period by the weighted average number of shares of common stock outstanding during each period after retroactively adjusting for this stock dividend.
Earnings per common share have been computed based upon the following:

	2006	2005
Weighted average common shares outstanding	978,580	973,171
Effect of dilutive options	42,259	45,066

Weighted average common shares outstanding used to calculate diluted earnings per common share	1,020,839	1,018,237

There were no adjustments required to be made to net income in the computation of diluted earnings per share. For the years ended December 31, 2006 there were 2,025 antidilutive options and for the year ended December 31, 2005, there were no antidilutive options since the average market price exceeded the exercise price.

Cash Flows.
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are sold and purchased for one-day periods.
Stock Compensation Plans.
Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company elected to comply with SFAS No. 123(R) beginning January 1, 2006 and the costs related to the Company’s stock option plans is reflected in compensation costs. Prior to 2006, the Company elected to utilize the accounting methodology in Accounting Principles Board (“APB”) Opinion No. 25 and, as a result, has provided the below pro forma disclosures of net income and earnings per share and other disclosures as if the fair value based method of accounting were being applied for the year ended December 31, 2005.
At December 31, 2006, the Company had two stock-based compensation plans, which are more fully described in Note 10. Prior to January 1, 2006 the Company accounted for compensation costs related to the Company’s stock option plans using the intrinsic value method. Therefore, no compensation costs have been recognized for stock option awards because the options were granted at exercise prices based on the market value of the Company’s stock on the date of the grant. Had compensation costs for the Company’s stock option plans been determined using the fair value method, the Company’s pro forma net income would have been as follows:

2005
Net income as reported	$1,100,000
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net	59,000

Pro forma net income	$1,041,000

Net income per share:
As reported:
Basic	$1.13

Diluted	$1.08

Pro forma:
Basic	$1.07

Diluted	$1.02

Segment Information.
Public business enterprises must report certain information about operating segment in their annual financial statements and in condensed financial statements for interim periods issued to stockholders. Public business enterprises also must report related disclosures and descriptive information about products and services provided by significant segments, geographic areas, and major customers, differences between the measurements used in reporting segment information and those used in the enterprise’s general-purpose financial statements, and changes in the measurement of segment amounts from period to period.
Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Executive Officer in deciding how to allocate resources and in assessing performance. The Company has determined that it has one significant operating segment, the providing of general commercial financial services to customers located in the single geographic area of Charlotte, North Carolina, and surrounding communities. The various products are those generally offered by community banks, and the allocation of resources is based on the overall performance of the company, versus the individual branches or products. There are no differences between the measurements used in reporting segment information and those used in the Company general-purpose financial statements.
Recent Accounting Pronouncements.
SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of SFAS No. 140” requires that all separately recognized servicing assets and liabilities be initially measured at fair value and permits (but does not require) subsequent measurement of servicing assets and liabilities at fair value. This statement is effective for fiscal years beginning after September 15, 2006. The Company has evaluated this statement and does not believe it will have a material effect on the Company’s financial position, results of operations and cash flows.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for the Company in the first quarter of fiscal 2007. The Company has evaluated this statement and does not believe it will have a material effect on the Company’s financial position, results of operations and cash flows.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of FAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FAS 157, fair value measurements are disclosed by level within that hierarchy. While FAS 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of adopting FAS 157 on its financial statements.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (an amendment of FASB Statements No. 87, 88, 106, and 132R) (FAS 158), requires an employer to: (a) Recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. The requirement by FAS 158 to recognize the funded status of a benefit plan and the disclosure requirements of FAS 158 are effective as of the end of the fiscal year ending after December 15, 2006 for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of FAS 158 did not have a material effect on its financial position at December 31, 2006.
In September 2006, the SEC staff issued SAB No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements” (SAB No. 108). SAB No. 108 addresses the diversity in practice by registrants when quantifying the effect of an error on the financial statements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements and is effective for annual periods ending after November 15, 2006. The Company adopted the provisions of SAB No. 108 effective December 31, 2006 and the adoption of SAB No. 108 did not have a material financial impact on its consolidated financial statements.

Reclassifications.
Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation. The reclassifications had no effect on net income or stockholders equity as previously reported.
2. Securities:
Securities available for sale at December 31 are summarized as follows: (Dollars in 000’s)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
2006
US Government agencies	$13,330	$1	$(171)	$13,160
Mortgage backed securities	12,398	8	(158)	$12,248
Municipal securities	10,249	39	(36)	10,252

	$35,977	$48	$(365)	$35,660

2005
US Government agencies	$16,475	$—	$(334)	$16,142
Mortgage backed securities	14,316	2	(300)	$14,017
Municipal securities	4,771	35	(18)	4,788

	$35,562	$37	$(652)	$34,947

The amortized cost and estimate market value of debt securities available for sale at December 31,2006, by contractual maturities, are as shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. (Dollars in 000’s)

		Estimated
	Amortized	Market
	Cost	Value
Due within one year	$5,048	$4,991
Due within one to five years	17,846	17,626
Due within five to ten years	5,765	5,732
Due greater than ten years	7,318	7,311

	$35,977	$35,660

The following table shows the investments’ gross unrealized gains and losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, at December 31, 2006 and 2005 (dollars in thousands) that are not deemed to be other-than-temporarily impaired. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless market interest rates decline to the levels that existed when the securities were purchased. The impairment of these securities relates to the Company’s investments in US Treasury obligations and direct obligations of US Government agencies and federal agency mortgage-backed securities. The contractual terms of the US Treasury obligations do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The contractual cash flows of mortgage-backed securities are guaranteed by an agency of the US Government. Since none of the unrealized losses related to the marketability of the securities or the issuer’s ability to honor redemption obligations, none of the securities are deemed to be other-than-temporarily impaired. (Dollars in 000’s)

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2006:	Value	Losses	Value	Losses	Value	Losses
US Government agencies	$—	$—	$11,659	$(171)	$11,659	$(171)
Mortgage backed securities	954	(4)	9,911	(154)	10,865	(158)
Municipal securities	4,026	(26)	461	(10)	4,487	(36)

	$4,980	$(30)	$22,031	$(335)	$27,011	$(365)

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2005:	Value	Losses	Value	Losses	Value	Losses
US Government agencies	$6,873	$(116)	$9,269	$(218)	$16,142	$(334)
Mortgage backed securities	10,901	(169)	2,997	(131)	13,898	(300)
Municipal securities	1,098	(6)	462	(12)	1,560	(18)

	$18,872	$(291)	$12,728	$(361)	$31,600	$(652)

During 2006, proceeds from the sale of securities available for sale were $4.8 million and resulted in a recognized loss of $149 thousand and during 2005, proceeds from the sale of securities available for sale were $2.1 million and resulted in a recognized gain of $3 thousand. At December 31, 2006 and 2005, investment securities with a carrying value of $1.5 million and $3.5 million, respectively, were pledged to secure public deposits and for other purpose required or permitted by law. At December 31, 2006 and 2005, the carrying amount of securities pledged to secure repurchase agreements was $3.4 million and $4.5 million, respectively.
3. Federal Home Loan Bank Stock:
The Bank, as a member of the Federal Home Loan Bank System, is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1% of its outstanding home loans or 5% of its outstanding FHLB advances. No ready market exists for the FHLB stock, and it has no quoted market value. Due to the redemption provisions of the FHLB, the Bank estimated that fair value equals cost and that this investment was not impaired at December 31, 2006.
The aggregate cost of the Company’s cost method investments totaled $1.4 million at December 31, 2006. Investments with an aggregated cost of $375 thousand were not evaluated for impairment because (a) the Company did not estimate the fair value of those investments in accordance with paragraphs 14 and 15 of Statement 107 and (b) the Company did not identify any events or changes in circumstances that may have had a significant adverse effect on the fair value of those investments. Of the remaining $988 thousand cost method investment, the Company estimated that the fair value equaled or exceeded the cost of the investments not considered impaired. These investments, which include Federal Home Loan Bank stock and Bankers Bank stock, are not reflected in investment securities.
4. Loans and Allowance for Loan Losses:
Major classifications of loans at December 31 are summarized as follows: (Dollars in 000’s)

	2006	2005
Commercial	$23,818	$25,509
Real estate-mortgage	93,009	70,780
Consumer	2,279	1,455
Home equity	25,913	27,534
Loans in process	41	19
Demand deposit line of credit	82	87

	145,142	125,384
Deferred origination fees, net	(152)	(82)
Allowance for loan losses	(1,697)	(1,623)

	$143,293	$123,679

No loans have been restructured during 2006 and 2005. Loans totaling $1.9 million and $845 thousand were impaired as of December 31, 2006 and 2005, respectively. Impaired loans had related allowances for loan losses of $143,000 and $138,000 at December 31, 2006 and 2006, respectively. The average recorded investment in impaired loans during the years ended December 31, 2006 and 2005 was $1.4 million and $899 thousand, respectively. For the years ended December 31, 2006 and 2005, the Company recognized interest income from impaired loans of approximately $46,000 and $12,000, respectively.

A summary of activity in the allowance for loan losses for each of the years in the two-year period ended December 31, 2006 is as follows: (Dollars in 000’s)

	2006	2005
Balance, beginning of year	$1,623	$1,526
Provision for loan losses	74	132
Charge-offs	—	(55)
Recoveries	—	20

Balance, end of year	$1,697	$1,623

In the normal course of business certain directors and executive officers of the Company, including their immediate families and companies in which they have an interest, may be loan customers. Total loans to such groups were $4.6 million at December 31, 2006 and $2.7 million at December 31, 2005. During 2006, loans aggregating $3.2 million were made to and $1.3 million were repaid by directors, executive officers and their related interests.
In addition, such groups had available lines of credit in the amount of $2.4 million at December 31, 2006 and $1.8 million at December 31, 2005.
5. Premises and Equipment:
A schedule of premises and equipment for each of he years in the two-year period ended December 31, 2006 is as follows: (Dollars in 000’s)

	2006	2005
Leasehold improvements	$282	$282
Land	600	600
Buildings	385	385
Furniture and fixtures	854	818
Automobiles	108	108
Equipment	483	693

Total cost	2,712	2,886
Less accumulated depreciation and amortization	1,425	1,535

Total cost less depreciation and amortization	$1,287	$1,351

Depreciation expense for the years ended December 31, 2006 and 2005 amounted to $161 thousand and $180 thousand, respectively.
6. Deposits:
The scheduled maturities of time deposits subsequent to December 31, 2006 are as follows: (Dollars in 000’s)

2007	$83,333
2008	5,056
2009	11
2010	48

$88,448

7. Leases:
The Company has noncancelable operating leases for three branch locations, two ATM locations, and the Commercial Loan Department, that expire at various times through June 2010. Generally, operating leases contain renewal options on substantially the same basis as current rental terms. Total lease expense for the year ended December 31, 2006 was $419 thousand, and $394 thousand for the year ended December 31, 2005.

Future Minimum Lease Payments (Dollars in 000’s)

2007	$404
2008	206
2009	13
The years after 2009	4

Total	$627

8. Other Borrowings:
Other borrowings at December 31 consisted of the following: (Dollars in 000’s)

	2006	2005
Short term borrowings
Federal funds purchased	$—	$7,076
Repurchase agreements	1,732	2,076

	1,732	9,152

Long term borrowings
Federal Home Loan Bank borrowings	8,000	8,000
Trust Preferred Securities	3,093	—

	11,093	8,000

Total other borrowed funds	$12,825	$17,152

Federal funds purchased and repurchased agreements are on an overnight basis. The Company has a line of credit with the Federal Home Loan Bank of Atlanta in the amount up to fifteen percent of the Company’s total assets. Terms and conditions vary depending on the program selected by the Company for credit advances, subject to collateralization of qualifying 1-4 family residential mortgage loans and commercial real estate loans. The Company has $8.0 million outstanding with the Federal Home Loan Bank, including $3.0 million that matures in 2011, is callable quarterly after March 1, 2004 and bears a fixed interest rate of 4.72%, and $5.0 million that matures on May 28, 2009 and bears a fixed rate of interest of 3.67%.
As of December 31, 2006, the Trust had the following Trust Preferred Securities outstanding, and the Company had the following issues of junior subordinate debentures, all held by the Trust, outstanding:

		Trust		Junior
		Preferred		Subordinated
	Date of	Securities	Interest	Debt Owed	Final
Issuing Entity	Issuance	Outstanding	Rate	To Trust	Maturity
TSB Statutory Trust I	December 14, 2006	$3,000,000	Floating	—	March 14, 2037
TSB Financial Corporation	December 14, 2006	-	Floating	$3,093,000	March 14, 2037
The Company owns all of the common stock of the Trust, which has issued trust preferred securities in conjunction with the Company issuing junior subordinated debentures to the Trust. The terms of the junior subordinated debentures are substantially the same as the terms of the trust preferred securities. The Company’s obligations under the debentures and a separate guarantee agreement constitute a full and unconditional guarantee by the Company of the obligations of the Trust.
Currently, regulatory capital rules allow trust preferred securities to be included as a component of regulatory capital up to certain limits.
The trust preferred securities bear a rate of LIBOR plus 172 basis points and pay dividends quarterly. The rate is subject to quarterly resets. The Company’s source of funds for the required interest payments is derived from dividends paid by the Bank. The trust preferred securities mature 30 years from the original date of issuance, and are callable in 5 years. At this time, there are no plans to call the securities.

9. Employee Benefit Plan:
The Company sponsors a defined contribution 401(k) plan, which allows those employees who have attained the age of twenty-one years and worked one thousand hours to elect to contribute a portion of their salary to the plan in accordance with the provisions and limits set forth in the plan document. The plan was established in 1999. The Company makes discretionary matching contributions in an amount determined each plan year to each participant who makes 401(k) savings contributions during the year. The Company may also make a discretionary profit sharing contribution for a plan year to those participants employed during the year. The Company’s expenses related to the plan were $69 thousand for the year ended December 31, 2006 and $62 thousand for the year ended December 31, 2005.
10. Stock Options:
During 1999 the Company adopted, with stockholder approval, The Scottish Bank 1999 Stock Option Plan for Directors (the “Director Plan”) and The Scottish Bank 1999 Employee Stock Option Plan (the “Employee Plan”). Each plan makes available options to purchase 96,164 shares of the Company’s common stock for an aggregate number of common shares reserved for options of 192,328. The exercise prices of options granted to date range from $12.64 to $21.00. The options granted under the Director Plan vested immediately at the time of grant, while generally options granted under the Employee Plan vest over a five-year period. The vesting period for options under the Employee Plan are at the discretion of the Board of Directors. All unexercised options expire no later than ten years after date of grant. The weighted average term to maturity of outstanding options at December 31, 2006 was 4.2 years. A summary of the Company’s options plans as of and for the years ended December 31, 2006 and 2005 is as follows.

		Outstanding Options
	Shares		Weighted
	Available For	Number	Average
	Future Grant	Outstanding	Exercise Price
At December 31, 2004	24,825	166,082	$13.75
Options granted	(15,070)	15,070	19.95
Options exercised	—	(787)	14.87
Options expired and forfeited	—	—

At December 31, 2005	9,755	180,365	14.25

Options granted	(13,200)	13,200	19.68
Options exercised	—	(11,097)	13.18
Options expired and forfeited	4,710	(4,710)	18.13

At December 31, 2006	1,265	177,758	$14.61

There were 160,719 and 163,969 exercisable options outstanding at December 31, 2006 and 2005, respectively, with weighted average exercise prices of $14.61 and $13.95 respectively. Fair values were estimated on the dates of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2006: risk free interest rate of 4.45%, dividend yield of 0%, volatility of 20.21%, and expected lives of 7.32 years. For 2005 grants, the following assumptions were used: risk free interest rate of 4.78%, dividend yield of 0%, volatility of 20.64%, and expected lives of 7 years.
For the year ended December 31, 2006 and 2005, the intrinsic value of options exercised was approximately $67 thousand and $4 thousand, respectively. The fair value of stock options vested for the year ended December 31, 2006 and 2005 was $27 thousand and $74 thousand, respectively. Total unrecognized compensation cost was $100 thousand at December 31, 2006 relative to non-vested share-based compensation arrangements granted under all the Company’s stock benefit plans. That cost is expected to be recognized over a weighted-average period of 4.2 years.
The adoption of SFAS 123R and its fair value compensation cost recognition provisions are different from the recognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed under APB No. 25. The effect (increase/(decrease)) of the adoption of SFAS 123R is as follows:

For the Twelve
Months
December 31, 2006
Income before income tax	$(32)
Net income	$(22)

Cash flow from operating activities	$—
Cash flow provided by financing activities	$—
Basic earnings per share	$.02
Diluted earnings per share	$.02
The Company funds the option shares from authorized but unissued shares. The Company does not typically purchase shares to fulfill the obligations of the stock benefit plans.
11. Income Taxes:
The significant components of the provision for income taxes for the years ended December 31, 2006 and 2005 are as follows: (Dollars in 000’s)

	2006	2005
Current tax provision:
Federal	$453	$518
State	73	79

	526	597

Deferred tax provision :
Federal	(14)	(67)
State	(3)	(15)

	(17)	(83)

Provision for income tax expense before adjustment to deferred tax asset valuation allowance	509	514

Increase (decrease) in valuation allowance	—	—

Net provision for income taxes	$509	$514

Income tax expense is reconciled to the amount computed by applying the federal statutory tax rate of 34% to income before income taxes as follows: (Dollars in 000’s)

	2006	2005
Tax computed at statutory rate of 34%	$586	$549
Effect of state income taxes	46	42
Tax exempt income	(128)	(88)
Other	5	11

	$509	$514

Significant components of deferred taxes at December 31, 2006 and 2005 are as follows: (Dollars in 000’s)

	2006	2005
Deferred tax assets:
Allowance for loan losses	$527	$498
Deferred compensation	30	40
Available for sale securities	123	236
Other	16	10

Total deferred tax assets	696	784

Deferred tax liabilities:
Premises and equipment	(13)	(19)
Deferred loan costs	(39)	(39)
Prepaid expenses	(40)	(27)
Total deferred tax liability	(92)	(84)

Net recorded deferred tax asset	$604	$700

It is management’s opinion that realization of the net deferred tax asset is more likely than not based on the Company’s history of taxable income and estimates of future taxable income.
12. Comprehensive Income:
Comprehensive income is defined as net income plus transactions and other occurrences which are the result of nonowner changes in equity. Other comprehensive income is defined as comprehensive income (loss) exclusive of net income. Unrealized gains on available for sale securities represent the sole component of the Company’s other comprehensive income. Other comprehensive income (loss) consists of the following for the years ended December 31, 2006 and 2005: (Dollars in 000’s)

	2006	2005
Unrealized holding losses on securities available for sale	$(365)	$(652)
Tax effect	171	275

Unrealized holding losses on securities available for sale, net of tax	(194)	(377)
Reclassification adjustment for realized gains	149	(3)
Tax effect	(57)	1

Other comprehensive loss, net of tax	$(102)	$(379)
Net income	1,216	1,100

Total comprehensive income	$1,114	$721

13. Regulatory Matters:
Under North Carolina law, the Company may pay dividends as declared by its Board of Directors, provided that no such distribution results in its insolvency on a going concern or balance sheet basis. However, although the Company is a legal entity separate and distinct from the Bank, its principal source of funds with which it can pay dividends to its shareholders is dividends it receives from the Bank. For that reason, its ability to pay dividends effectively is subject to the same limitations that apply to the Bank. Under North Carolina law, the Bank may pay dividends only from its undivided profits. However, if the Bank’s surplus is less than 50% of its paid-in capital stock, then the Bank’s directors may not declare any cash dividend until the Bank has transferred from undivided profits to surplus 25% of its undivided profits or any lesser percentage necessary to raise its surplus to an amount equal to 50% of its paid-in capital stock.
The Company is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios, as set forth in the table below.
Management believes, as of December 31, 2006 that the Company meets all capital adequacy requirements to which it is subject.
As of December 31, 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt correct action. There are no conditions or event since notification that management believes have changed the Bank’s category. To be categorized as well capitalized the Bank must maintain minimum amounts and ratios. The Bank’s actual capital amounts and ratios as of December 31 and the minimum requirements are presented in the table below. (Dollars in 000’s)
Bank

			For Capital		To Be
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Percent	Amount	Percent	Amount	Percent
2006:
Total Capital (to Risk Weighted Assets)	$19,631	12%	$12,784	8%	$15,980	10%
Tier 1 Capital (to Risk Weighted Assets)	17,934	11%	6,392	4%	9,588	6%
Tier 1 Capital (to Average Assets)	17,934	9%	7,339	4%	9,173	5%

2005:
Total Capital (to Risk Weighted Assets)	$15,281	10%	$11,739	8%	$14,674	10%
Tier 1 Capital (to Risk Weighted Assets)	13,658	9%	5,869	4%	8,804	6%
Tier 1 Capital (to Average Assets)	13,658	8%	6,699	4%	8,374	5%
Company

			For Capital		To Be
	Actual		Adequacy Purposes		Well Capitalized
2006:	Amount	Percent	Amount	Percent	Amount	Percent
Total Capital (to Risk Weighted Assets)	$19,370	12%	$12,784	8%	$15,980	10%
Tier 1 Capital (to Risk Weighted Assets)	17,673	11%	6,392	4%	9,588	6%
Tier 1 Capital (to Average Assets)	17,673	10%	7,339	4%	9,173	5%
14. Commitments and Contingencies:
The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Those financial instruments include lines of credit and loan commitments and involve elements of credit risk in excess of amounts recognized in the accompanying financial statements.
The Bank’s risk of loss with the lines of credit and loan commitments is represented by the contractual amount of the instruments. The Bank uses the same credit policies in making commitments under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, securities, inventory, real estate and time deposits with financial institutions.
Financial instruments whose contract amounts represent potential credit risk included unfunded lines of credit and loan commitments, primarily at variable rates, totaling $56.6 million for December 31, 2006, and $49.6 million for December 31, 2005.
As of December 31, 2006, the Bank had open lines of credit with various institutions to borrow up to $31.3 million with multiple maturity choices.
15. Fair Value of Financial Instruments:
Current accounting standards require disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value of other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Certain financial instruments and all non-financial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.
The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments:
Cash and cash equivalents.
The carrying amounts reported in the balance sheet for cash and due from banks and federal funds sold approximate those assets’ fair value.
Securities.

Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.
Federal Home Loan Bank Stock.
The carrying value of Federal Home Loan Bank Stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.
The Bankers Bank Stock.
The carrying value of The Bankers Bank Stock approximates fair value based on the estimated fair value of The Bankers Bank Stock.
Loans.
The fair values for loans are estimated using discounted cash flow analysis which use interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.
Off-balance sheet instruments.
The Company’s loan commitments and unfunded lines of credit are negotiated at current market rates, and are relatively short-term in nature. Therefore, the estimated value of these instruments approximates the carrying amounts.
Deposits, Borrowings, and Securities Sold Under Agreements to Repurchase.
The fair value of demand deposits is the amount payable on demand at the reporting date. The fair value of time deposits, borrowings, and securities sold under agreements to repurchase is estimated using the rates currently offered for instruments of similar remaining maturities.
Interest payable and receivable.
The carrying amounts of accrued interest approximates their fair value.
Fair Value of financial instruments: (Dollars in 000’s)

	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$8,798	$8,798	$4,609	$4,609
Securities available for sale	35,660	35,660	34,947	34,947
Federal Home Loan Bank Stock	702	702	662	662
Loans, net	143,293	141,554	123,679	122,318
Interest receivable	914	914	725	725

FINANCIAL LIABILITIES
Deposits with no stated maturity	$79,431	$79,431	$55,582	$55,582
Deposits with stated maturity	88,448	89,212	84,735	84,617
Other borrowings	12,825	12,825	17,152	17,152
Interest payable	295	295	168	168

16. Parent Company Financial Data:
The following is a summary of the Condensed financial statements of TSB Financial Corporation as of December 31, 2006:
Condensed Balance Sheet as of December 31: (Dollars in 000’s)

2006
Assets
Cash and due from banks	$111
Investment in TSB Statutory Trust I	93
Investment in The Scottish Bank, at equity	17,740
Other assets	19

Total assets	$17,963

Liabilities and Stockholders’ Equity
Liabilities:
Junior subordinated debentures payable to TSB Statutory Trust I	$3,093
Other	(8)
Stockholders’ equity	14,878

Total liabilities and stockholders’ equity	$17,963

Condensed Statement of Operations, period ended December 31: (Dollars in 000’s)

2006
Interest Expense:	$9
Non-interest Income:
Equity in earnings of subsidiary bank	441
Non-interest Expense:
Other	78
Income before income tax benefit	354

Income tax benefit	(26)

Net Income	$380

Condensed Statement of Cash Flows, period ended December 31: (Dollars in 000’s)

2006
Cash Flows from Operating Activities:
Net income	$380
Noncash items included in net income:
Equity in undistributies earnings of The Scottish Bank	(441)
Income tax (benefit)	(26)
Increase in other assets	—
Increase in other liabilities	(2)

Net cash used in operating activities	(89)

Cash Flows from Investing Activities:
Upstream dividends received from The Scottish Bank	200
Investment in TSB Statutory Trust I	(93)
Investment in The Scottish Bank	(3,000)

Net cash provided (used) in investing activities	(2,893)

Cash Flows from Financing Activites:
Junior subordinated debentures issued to TSB Statutory Trust I	3,093

Net cash provided (used) in financing activities	3,093

Net increase (decrease) in cash	111

Beginning	—
Ending	$111

Item 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
Not applicable.
Item 8A CONTROLS AND PROCEDURES
As of December 31, 2006, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s public financial filings. There were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2006 that materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.
Item 8B OTHER INFORMATION
Not applicable.
PART III
Item 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
Information required by this item is set forth under the sections captioned “Beneficial Ownership Reporting Compliance” and “Election of Directors” in the Proxy Statement, which is incorporated herein by reference.
The Board has determined that the Audit Committee does not include an “audit committee financial expert,” as that term is defined by the regulations of the Securities and Exchange Commission pursuant to the Sarbanes-Oxley Act of 2002, and further that no other independent director qualifies as an “audit committee financial expert.” Under the SEC’s rules, an “audit committee financial expert” is required to have not only an understanding of generally accepted accounting principles and the function of the Audit Committee, along with experience in preparing and analyzing financial statements, but also the ability to assess the application of general accounting principles in connection with the accounting for estimates, accruals and reserves. As a community bank, the Bank constituted its Board of Directors to represent the stockholders in communities that the Bank serves, with the Board of Directors relying upon independent auditors to assist the Audit Committee and the Board in making judgments under generally accepted accounting principles. As a result of the share exchange completed on September 14, 2006, the directors of the Bank became directors of the Company. Given the significant requirements of the SEC’s definition of an “audit committee financial expert” and the demands placed on directors of a community bank by applicable banking, securities and corporate laws, the Company has found it difficult to identify and attract an independent director who qualifies as an audit committee financial expert. The Company has a number of members of its Board of Directors who have owned their own business and as such have reviewed and analyzed financial statements. While these members of the Board of Directors do not qualify under the SEC’s definition of an “audit committee financial expert” they do provide a high level of review and analysis of the Company’s financial statements.
The Bank has adopted a code of conduct that governs the conduct of all employees, including our chief executive and chief financial officers, which filed as Exhibit 14 in the Bank’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. That code of conduct has been adopted by the Company.
Item 10 EXECUTIVE COMPENSATION
The information required by this item is set forth under the section captioned “Executive Officer Compensation and Related Matters” in the Proxy Statement, which is incorporated herein by reference.

Item 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this item is set forth under the section captioned “Beneficial Ownership of Common Stock by Directors, Management, and Principal Shareholders”, in the Proxy Statement, which is incorporated herein by reference.
The following table sets forth equity compensation plan information at December 31, 2006.

Number of securities remaining
	Number of securities		available for future issuance
	to be issued upon	Weighted-average	under equity compensation
	exercise of outstanding	exercise price of	plans (excluding
Plan	options, warrants, and	outstanding options,	securities reflected in
Category	rights	warrants, and grants	column (a))
	(a)	(b)	(C)
Equity compensation plans approved by security holders	177,758	$14.61	1,265
Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	177,758	$14.61	1,265

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPNEDENCE
The information required by this item is set forth under the section captioned “Certain Transactions” and “Board of Directors and Governance Matters,” which is incorporated herein by reference.
ITEM 13: EXHIBITS
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
Exhibit 4.0 Specimen Common Stock Certificate of TSB Financial Corporation, incorporated herein by reference to Exhibit 4.0 to the Quarterly Report on Form 10-Q of TSB Financial Corporation for the period ended September 30, 2006.
Exhibit 4.1 Indenture dated December 14, 2006 between TSB Financial Corporation and Wilmington Trust Company, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of TSB Financial Corporation dated December 18, 2006.
Exhibit 10.1 Amended and Restated Declaration of Trust dated December 14, 2006, among TSB Financial Corporation, Wilmington Trust Company, and John B. Stedman, Jr. and Jan H. Hollar, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of TSB Financial Corporation dated December 18, 2006.
Exhibit 10.2 Guarantee Agreement dated December 14, 2006, between TSB Financial Corporation and Wilmington Trust Company, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of TSB Financial Corporation dated December 18, 2006.
Exhibit 10.3 The Scottish Bank 1999 Stock Option Plan for Directors, incorporated by reference to Exhibit 10.3 to the Bank’s Registration Statement on Form 10-SB, filed with the FDIC on April 20, 1999 (FDIC Certificate No. 34700). *
Exhibit 10.4 The Scottish Bank 1999 Employee Stock Option Plan, incorporated by reference to Exhibit 10.4 to the Bank’s Registration Statement on Form 10-SB, filed with the FDIC on April 20, 1999 (FDIC Certificate No. 34700). *
Exhibit 10.5 Brokerage Service Agreement, dated November 1, 1998, between The Scottish Bank and UVEST, incorporated by reference to Exhibit 10.5 to the Bank’s Registration Statement on Form 10-SB, filed with the FDIC on April 30, 1999 (FDIC Certificate No. 34700).
Exhibit 10.8 Salary Continuation Agreement dated August 1, 2003 with Robert C.M. Thomas, incorporated by reference to the Bank’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. (FDIC Certificate No. 34700). *
Exhibit 10.9 Lease Agreement, dated December 7, 1997, Between The Scottish Bank and Central Carolina Bank, incorporated by reference to Exhibit 10.1 to the Bank’s Registration Statement on Form 10-SB, filed with the FDIC on April 20, 1999 (FDIC Certificate No. 34700).

Exhibit 10.10 Lease Agreement, dated July 17, 1998 between The Scottish Bank and Carras Realty, incorporated by reference to Exhibit 10.2 to the Bank’s Registration Statement on Form 10-SB, filed with the FDIC on April 20, 1999 (FDIC Certificate No. 34700).
Exhibit 14 The Scottish Bank Code of Business Conduct, incorporated by reference to the Bank’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. (FDIC Certificate No. 34700). *
Exhibit 23 Consent of Dixon Hughes, PLLC.
Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
Exhibit 32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management compensatory plan or arrangement

Item 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is set forth under the section captioned “Ratification of Selection of Independent Certified Public Accountants” of the Proxy Statement, which is incorporated herein by reference.
SIGNATURES
In accordance with Section 13 of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TSB Financial Corporation Registrant
Date: March 23, 2007	By:	/s/ John B. Stedman, Jr.
John B. Stedman, Jr. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

/s/ Jan H. Hollar	Date:	March 23, 2007

Jan H. Hollar, Chief Financial Officer and Principal Accounting Officer

/s/ William B. Allen	Date:	March 23, 2007

William B. Allen, Director

/s/ James H. Barnhardt	Date:	March 23, 2007

James H. Barnhardt, Jr., Director

/s/ William B. Barnhardt	Date:	March 23, 2007

William B. Barnhardt, Director

/s/ Amy Rice Blumenthal	Date:	March 23, 2007

Amy Rice Blumenthal, Director

/s/ P.W. Davis, III	Date:	March 23, 2007

P.W. Davis, III, Director

/s/ Jubal A. Early	Date:	March 23, 2007

Jubal A. Early, Director

/s/ Herbert L. Harriss	Date:	March 23, 2007

Herbert L. Harriss, Director

/s/ William States Lee, IV	Date:	March 23, 2007

William States Lee, IV, Director

/s/ Donald J. Sherrill	Date:	March 23, 2007

Donald J. Sherrill, Director

/s/ Marc H. Silverman	Date:	March 23, 2007

Marc H. Silverman, Director

/s/ John B. Stedman, Jr.	Date:	March 23, 2007

John B. Stedman, Jr., President, Chief Executive Officer, and Director

/s/ David J. Zimmerman	Date:	March 23, 2007

David J. Zimmerman, Director

EXHIBIT INDEX

Exhibit No.	Exhibit

Exhibit 23	Consent of Dixon Hughes, PLLC

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002