Form 10QSB
period 2007-03-31
TSB Financial CORP
filed 2007-05-15
CIK 1374537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10 - QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
000-52223
(Commission
File Number)
TSB Financial Corporation
(Name of Small Business Issuer as Specified in its Charter)

North Carolina	20-4814503
(State or other incorporation)	(IRS Employer jurisdiction of Identification No.)
1057 Providence Road, Charlotte, North Carolina 28207
(Address of principal executive offices)
(704)331-8686
(Issuer’s telephone #, including area code)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock, $.01 par value, 999,503 shares outstanding as of April 30, 2007.
Transitional Small Business Disclosure Format     Yes ☐     No ☑

TSB Financial Corporation
CONSOLIDATED BALANCE SHEETS
(Dollars in 000’s, except per share amounts)

	(Unaudited)
	March 31,	December 31,
	2007	2006

Assets
Cash and due from banks	$9,184	$8,798
Securities available for sale	34,994	35,660
Federal Home Loan Bank stock	713	702
Loans	143,311	144,989
Less allowance for loan losses	(1,604)	(1,697)

Net loans	141,707	143,292
Premises and equipment, net	1,277	1,287
Interest receivable	860	914
Other assets	5,424	5,238

Total assets	$194,159	$195,891

Liabilities and Shareholders’ Equity
Deposits
Demand, NOW, and money market accounts	$70,020	$70,476
Savings	8,301	8,955
Time deposits of $100,000 or more	46,729	47,545
Other time deposits	37,886	40,903

Total deposits	162,936	167,879

Other borrowed funds, short term	4,191	1,732
Other borrowed funds, long term	11,093	11,093
Interest payable	277	295
Other liabilities	193	14

Total liabilities	178,690	181,013

Shareholders’ equity
Common stock, $.01 par value, 20,000,000 shares authorized, 999,503 shares issued and outstanding at March 31, 2007 and 985,672 issued and outstanding at December 31, 2006	10	10
Additional paid in capital	13,463	13,281
Retained earnings	2,057	1,781
Accumulated other comprehensive loss	(61)	(194)

Total shareholders’ equity	15,469	14,878

Total liabilities and shareholders’ equity	$194,159	$195,891

The accompanying notes are an integral part of these consolidated financial statements.

TSB Financial Corporation
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in 000’s, except per share amounts)

	Three Months Ended March 31,
	2007	2006

Interest income
Interest and fees on loans	$2,746	$2,132
Federal funds sold	20	21
Investment securities
State and municipal (non taxable)	107	55
Other investments (taxable)	304	336

Total interest income	3,177	2,544

Interest expense
Savings, NOW, and money market accounts	394	139
Time deposits of $100 or more	539	479
Other time deposits	454	386
Borrowed funds, short term	55	28
Borrowed funds, long term	192	80

Total interest expense	1,634	1,112

Net interest income	1,543	1,432

Provision for loan losses	2	52

Net interest income after provision for loan losses	1,541	1,380

Service charges on deposit accounts	76	79
Other	75	63

Total non-interest income	151	142

Personnel	754	652
Occupancy, net	149	135
Furniture and equipment	25	40
Other	393	355

Total non-interest expense	1,321	1,181

Income before income taxes	371	340

Income tax expense	96	98

Net income	$275	$242

Net income per share:
Basic	$0.25	$0.23
Diluted	$0.25	$0.22

Weighted average shares outstanding:
Basic	1,094,663	1,072,052
Diluted	1,124,346	1,108,185
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in 000’s except per share amounts)

	Three Months Ended March 31,
	2007	2006

Cash flows from operating activities:
Net income	$275	$242
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	41	56
Provision for loan losses	2	52
Stock based compensation	—	7
(Increase) decrease in cash surrender value of bank-owned life insurance	(33)	31
Increase in other assets	(181)	(45)
Increase (decrease) in accrued interest payable	(18)	39
Increase in other liabilities	179	165

Net cash provided by operations	265	547

Cash flows from investing activities:
Purchase of securities available for sale	—	(2,993)
Proceeds from the sale of securities available for sale	—	587
Proceeds from the maturity of securities available for sale	882	—
Purchase of Federal Home Loan Bank Stock	(11)	(40)
Net (increase) decrease in loans	1,583	(3,528)
Purchase of premises and equipment	(32)	(17)

Net cash provided by (used in) investing activities	2,422	(5,991)

Cash flows from financing activities:
Net increase (decrease) in demand and savings deposits	(1,110)	2,687
Net increase (decrease) in time deposits	(3,833)	4,653
Net increase (decrease) in other short-term borrowed funds	2,459	(3,123)
Proceeds from the issuance of common stock	183	21

Net cash provided by (used in) financing activities	(2,301)	4,238

Net increase (decrease) in cash and cash equivalents	386	(1,206)
Cash and cash equivalents, beginning of period	8,798	4,609

Cash and cash equivalents, end of period	$9,184	$3,403

Supplemental Disclosure:
Cash paid for interest	$1,651	$1,073
Cash paid for income taxes	$187	$5
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
1. Organization
TSB Financial Corporation (the “Company”) is a holding company with one subsidiary, The Scottish Bank (the “Bank”). The Bank is a state-chartered commercial bank which was incorporated in North Carolina on March 19, 1998. The Bank provides consumer and commercial banking services in Mecklenburg County. Common shares of The Scottish Bank were exchanged for common shares of TSB Financial Corporation on September 14, 2006. On December 14, 2006, the Company formed TSB Statutory Trust I ( the “Trust”), a Delaware statutory trust. The Trust had no operations subsequent to its formation other than the issuance of $3.0 million of trust preferred securities and its loan to the Company of the proceeds thereof. At this time, the Company does not engage in any business activities other than through the Bank and the Trust. Information presented prior to September 14, 2006 represents the operations of the Bank prior to the completion of the share exchange with the Company. On May 1, 2007, the Bank opened a loan production office in the Lake Norman area north of Charlotte, North Carolina.
In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three-month periods ended March 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.
The organization and business of the Company reflects that of the Bank. Accounting policies followed by the Company and other information are contained in the notes to the financial statements filed as part of the Company’s 2006 Annual Report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.
Stock Split
On February 1, 2006, the Bank declared an eleven-for-ten stock split effected in the form of a 10% stock dividend to stockholders of record on March 15, 2006. The 88,427 shares were distributed on April 10, 2006. Per share amounts have been adjusted to reflect this stock split.
On March 27, 2007, the Company declared an eleven-for-ten stock split effected in the form of a 10% stock dividend to stockholders of record on April 15, 2007. The approximately 99,950 shares will be distributed on May 15, 2007. Per share amounts have been adjusted to reflect this stock split.
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

Earnings per common share have been computed based upon the following:

	Three Months Ended March 31,
	2007	2006
Weighted average common shares outstanding	1,094,663	1,072,052

Effect of dilutive options	29,684	36,133

Weighted average common shares outstanding used to calculate diluted earnings per share	1,124,346	1,108,185

For the three months ended March 31, 2007, there were 26,983 antidilutive options and for the three months ended March 31, 2006, there were 24,145 antidilutive options.
3.	Commitments and Contingencies
In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. The unused portion of loan commitments at March 31, 2007 and December 31, 2006 were $66.3 million and $56.6 million, respectively. Commitments under standby letters of credit at March 31, 2007 and December 31, 2006 were $1.5 million at both dates.
4.	Comprehensive Income
For the three-months ended March 31, 2007 and 2006, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $275 thousand and $133 thousand, respectively.
5.	Income Taxes
Effective January 1, 2007, the Bank adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (FIN 48). FIN 48 provides guidance on financial statement recognition and measurements of tax positions taken, or expected to be taken, in tax returns. The initial adoption of FIN 48 had no impact on the Bank’s financial statements. As of January 1, 2007, there were no unrecognized tax benefits. The amount of unrecognized tax benefits may increase or decrease for various reasons including adding amounts for current year tax positions, expiration of open income tax returns due to statue of limitations, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions.
The Bank’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in other non-interest expense in the Statement of Operations.
The Bank’s federal and state income tax returns are open and subject to examination from the 2004 tax return year and forward.

Item 2. Management’s Discussion and Analysis or Plan of Operation
TSB Financial Corporation is a bank holding company incorporated under the laws of North Carolina for the purpose of effecting the share exchange with The Scottish Bank, which was completed on September 14, 2006. The share exchange was approved by the shareholders of The Scottish Bank on August 10, 2006. The effects of the share exchange resulted in one share of The Scottish Bank stock being exchanged for one share of TSB Financial Corporation stock. There were no tax consequences to the exchange and all assets, operations and employees of The Scottish Bank (the “Bank”) were unaffected by the share exchange with TSB Financial Corporation (the “Company”). Financial information discussed herein for dates or periods prior to September 14, 2006 is the financial information of the Bank or the predecessor of the Company. On December 14, 2006, the Company formed TSB Statutory Trust I (the “Trust”), a Delaware statutory trust. The Trust had no operations subsequent to its formation other than the issuance of $3.0 million of trust preferred securities and its loan to the Company of the proceeds thereof. At this time, the Company does not engage in any business activities other than through the bank and the Trust. Information presented prior to September 14, 2006 represents the operations of the Bank prior to the completion of the share exchange with the Company. The Bank opened a loan production office in the Lake Norman area north of Charlotte on May 1, 2007.
Forward — Looking Statement
This Quarterly Report on Form 10-QSB may contain certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, consisting of expectations with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these expectations. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Bank’s operations, pricing, products and services.
Executive Overview
The primary focus of the Company during 2007 has been on loan growth and continued strong asset quality. The Bank hired four loan officers during the first quarter of 2007, replacing two positions that were vacant and adding two additional positions. The addition of those lenders was a primary component of the Bank’s strategy to increase new loan generation. Additionally, with the opening of a loan production office in the Lake Norman area just north of Charlotte, our footprint has expanded to benefit from this vibrant market. Asset quality remained strong as a result of high credit standards and underwriting. While the Company will continue to focus on asset growth and asset quality, improvement in the net interest margin will continue as a key focus during the remainder of 2007.
Financial Condition
March 31, 2007 compared to December 31, 2006
The Company’s total assets remained relatively flat at $194.2 million at March 31, 2007 compared to $195.9 million at December 31, 2006. The decrease of less than 1% was due to decreases in the Company’s loan and investment portfolios.
Cash and cash equivalents increased 4.4% from the level at December 31, 2006. Cash and cash equivalents are available primarily to provide liquidity and to fund anticipated loan growth. This increase was consistent to the level of clearing accounts for customer transactions.

Securities available for sale decreased by $.7 million, or 2%, to $35.0 million at March 31, 2007, from $35.7 million at December 31, 2006. This decrease reflects Management’s decision to reduce the percentage of the Company’s investment portfolio to the total earning assets. The Company’s investment portfolio consists of U.S. Government Agency obligations, mortgage backed securities, and municipal securities. Investments in equity securities to maintain membership in the Federal Home Loan Bank was $713 thousand and $702 thousand at March 31, 2007 and December 31, 2006, respectively.
Gross loans decreased $1.7 million, or 1.2%, from $145.0 million at December 31, 2006 to $143.3 million at March 31, 2007. The decrease in loan volume and the number of loans outstanding resulted from several loan payoffs. The Company hired four commercial loan officers during the first quarter of 2007 and prepared to open a loan production office in the Lake Norman area north of Charlotte, North Carolina. At March 31, 2007, commercial, commercial and consumer real estate, and retail loans comprised 16%, 67% and 17%, respectively, of gross loans. At December 31, 2006, commercial, commercial and consumer real estate, and retail loans comprised 20%, 60% and 20%, respectively of gross loans. The increase in commercial and consumer real estate reflects the impact of the additional commercial loan officers. At March 31, 2007, management was not aware of any loans that represented a material credit risk nor was management aware of any information which would cause serious doubts as to the ability of such borrower to comply with loan repayment terms.
The allowance for loan losses at March 31, 2007 and December 31, 2006 was 1.12% and 1.17%, respectively, of gross loans outstanding. Management believes the loan loss reserve to be adequate. The allowance for loan losses is established as losses are estimated by management’s analysis of the loan portfolio. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.
The allowance for loan losses is funded through the provision for loan losses which is an expense to the Company’s current earnings. Loan growth as well as the status of impaired loans may impact the amount of the provision for loan losses and thus the expense in any quarter. Management’s evaluation of the adequacy of the allowance for loan losses is based on known and inherent risks in the portfolio, adverse situations that may affect borrower’s ability to repay, the estimated value of the underlying collateral, the composition of the overall loan portfolio, current economic conditions and other relevant factors.
Deposits decreased $4.9 million, or 2.9%, to $162.9 million at March 31, 2007, from $167.9 million at December 31, 2006. The decrease in deposits is a result of a management decision to reduce the reliance on customers with only higher rate certificates of deposits. Non-interest bearing deposits represented 15% of total deposits at March 31, 2007 and December 31, 2006. While the Company anticipates that deposits will increase, the timing and magnitude of deposit growth remains difficult to predict and is affected by the local economy, interest rates paid on competing investments and the confidence of customers in the financial services industry. The emphasis on improvement in the net interest margin may impact the growth and mix of deposits in the future.
Other borrowed funds at March 31, 2007 were $15.3 million, which was $2.5 million more than the levels at December 31, 2006. The increase is directly related to the increase in consumer repurchase accounts.
Stockholders’ equity amounted to $15.5 million, or 8.0% of total assets at March 31, 2007, compared to $14.9 million, or 7.6% of total assets, at December 31, 2006. This percentage is in line with the Company’s business plan and reflects the effect of net income as well as the effect of the decrease in interest rates on the securities portfolio, which resulted in a reduction in accumulated other comprehensive income.

Results of Operations
For the three months ended March 31, 2007 and 2006
The results of operations for the three-months ended March 31, 2007 was net income of $275 thousand, or $.25 per diluted share, compared with net income of $242 thousand, or $.22 per diluted share, for the same period in 2006.
Net-interest income, the principal source of the Company’s earnings, was $1.5 million, or 3.45% of average earning assets, for the three months ended March 31, 2007, compared to $1.4 million, or 3.56% of average earning assets, for the three-month period ended March 31, 2006. The yield on earning assets was 6.95%, while the rate on average interest bearing liabilities was 4.20%, for the three months ended March 31, 2007, compared to 6.33% and 3.37%, respectively, for the three months ended March 31, 2006. The net-interest margin continues to be impacted by competition for new loans and deposits, as well as the continuing low yields available on short-term investments and federal funds sold. Additionally, the Company’s primary focus on asset growth during the 2006 had a negative impact on the net-interest margin.
The provision for loan losses was $2 thousand for the three months ended March 31, 2007, compared to $52 thousand for the comparable period in 2006. The provision for loan losses for 2007 was impacted by a decrease in gross loans during the first quarter of 2007 and strong loan quality. Additionally, in the 2007 period the Company charged off $92 thousand in relation to the resolution of one of two non-accrual relationships. This charge-off did not affect the provision as the full amount was previously provided for in the allowance for loan losses. The other non-accrual relationship was resolved in the second quarter without any negative effect on income.
Non-interest income was $151 thousand for the quarter ended March 31, 2007, compared to $142 thousand for the three months ended March 31, 2006. Service charge income on deposit accounts is the primary source of non-interest income for the Company.
Non-interest expense was $1.3 million for the three months ended March 31, 2007, as compared with $1.2 million for the comparable period in 2006. Personnel expenses for the three months ended March 31, 2007 were $.8 million, compared to $.7 million for the three months ended March 31, 2006, mainly due to increased staffing in the commercial loan department to support the Company’s planned loan growth.
The Company recorded income tax expense of $96 thousand for the three months ended March 31, 2007, compared to an income tax expense of $98 during the three months ended March 31, 2006. The decline in the Company’s effective tax rate reflects an increase in proportionate income from non-taxable securities.
Recent Accounting Pronouncements and Regulatory Changes
In September 2006, the Emerging Issues Task Force (EITF) issued EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF Issue 06-4”). EITF Issue 06-4 requires that for endorsement split-dollar insurance arrangements that provide a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 or Accounting Principles Board (APB) Opinion No. 12 based on the substantive agreement of the employee. If the employee has effectively agreed to maintain a life insurance policy during postretirement periods, the costs of the life insurance policy during the postretirement periods should be accrued in accordance with either FASB Statement No. 106 or APB Opinion No. 12. EITF Issue 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of EITF Issue 06-4 on its financial statements.
In March 2007, the Emerging Issues Task Force (EITF) issued EITF 06-10, “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF Issue 06-10”). EITF Issue 06-10 requires that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or APB Opinion No. 12, Omnibus Opinion-1967, if the employer has agreed to maintain a life insurance policy during the employee’s retirement or to provide the employee with a death benefit based on the substantive arrangement with the employee. The Task Force also affirmed as a consensus the tentative conclusion reached at the November 16, 2006 EITF meeting that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. This issue is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of EITF Issue 06-10 on its financial statements.
SFAS No. 159 The Fair Value Option for Financial Assets and Financial liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of fiscal years beginning after November 15, 2007, with early adoption permitted under certain circumstances. The Bank is currently evaluating the impact of SFAS 159 on its financial statements.
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
There was no change in internal controls over financial reporting during the most recent quarter that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

Part II OTHER INFORMATION
     Item 1. Legal Proceedings
Not applicable
     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not repurchase any shares of its respective common stock during the three-months ended March 31, 2007.
     Item 3. Defaults upon Senior Securities
Not applicable
     Item 4. Submission of Matters to a Vote of Security Holders
Not applicable
     Item 5. Other information
Not applicable
     Item 6. Exhibits
a) Exhibits

Exhibit 2.0	Agreement and Plan of Reorganization and Share Exchange dated May 16, 2006, between TSB Financial Corporation and The Scottish Bank, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of TSB Financial Corporation dated September 14, 2006.

Exhibit 3.1	Articles of Incorporation of TSB Financial Corporation, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of TSB Financial Corporation dated September 14, 2006.

Exhibit 3.2	Bylaws of TSB Financial Corporation, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of TSB Financial Corporation dated September 14, 2006.

Exhibit 4.0	Form of certificate of common stock of TSB Financial Corporation incorporated by reference to Exhibit 4.0 to the Quarterly Report of From 10-QSB of TSB Financial Corporation dated September 30, 2006.

Exhibit 31.1	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

Exhibit 31.2	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

Exhibit 32.0	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TSB Financial Corporation (Registrant)
Dated: May 15, 2007	/s/ Jan H. Hollar
Jan H. Hollar
Executive Vice President, Secretary and Chief Financial Officer

Exhibit Index

Exhibit 31.1	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

Exhibit 31.2	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

Exhibit 32.0	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.