Form 10-Q
period 2007-06-30
TSB Financial CORP
filed 2007-08-14
CIK 1374537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
000-52223
(Commission
File Number)
TSB Financial Corporation
(Name of Small Business Issuer as Specified in its Charter)

North Carolina	20-4814503

(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)
1057 Providence Road, Charlotte, North Carolina 28207
(Address of principal executive offices)
(704)331-8686
(Issuer’s telephone number, including area code)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock, $.01 par value, 1,113,037 shares outstanding as of August 10, 2007.
Transitional Small Business Disclosure Format Yes ☐       No ☑

TSB Financial Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in 000’s, except per share amounts)

	(Unaudited)
	June 30,	December 31,
	2007	2006*
Assets
Cash and due from banks	$3,523	$8,798
Securities available for sale	33,557	35,660
Federal Home Loan Bank stock	713	702
Loans	149,010	144,989
Less allowance for loan losses	(1,682)	(1,697)

Net loans	147,328	143,292
Premises and equipment, net	1,342	1,287
Interest receivable	835	914
Other assets	5,642	5,238

Total assets	$192,940	$195,891

Liabilities and Shareholders’ Equity
Deposits
Demand, NOW, and money market accounts	$71,927	$70,476
Savings	7,804	8,955
Time deposits of $100 or more	44,775	47,545
Other time deposits	34,520	40,903

Total deposits	159,026	167,879

Other borrowed funds, short term	6,826	1,732
Other borrowed funds, long term	11,093	11,093
Interest payable	237	295
Other liabilities	208	14

Total liabilities	177,390	181,013

Shareholders’ equity
Common stock, $.01 par value, 20,000,000 shares authorized, 1,113,037 shares issued and outstanding at June 30, 2007 and 985,672 issued and outstanding at December 31, 2006	11	10
Additional paid in capital	15,534	13,281
Retained earnings	392	1,781
Accumulated other comprehensive loss	(387)	(194)

Total shareholders’ equity	15,550	14,878

Total liabilities and shareholders’ equity	$192,940	$195,891

The accompanying notes are an integral part of these condensed consolidated financial statements.
* Derived from Audited Consolidated Financial Statements

TSB Financial Corporation
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in 000’s, except per share amounts)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2007	2006	2007	2006
Interest income
Interest and fees on loans	$2,859	$2,485	$5,605	$4,617
Federal funds sold	30	6	50	27
Investment securities
State and municipal (non taxable)	106	60	213	115
Other investments (taxable)	299	363	603	699

Total interest income	3,294	2,914	6,471	5,458

Interest expense
Savings, NOW, and money market accounts	395	198	789	337
Time deposits of $100 or more	589	555	1,128	1,034
Other time deposits	412	464	866	850
Borrowed funds, short term	64	110	119	138
Borrowed funds, long term	196	83	388	163

Total interest expense	1,656	1,410	3,290	2,522

Net interest income	1,638	1,504	3,181	2,936

Provision for loan losses	107	200	109	252

Net interest income after provision for loan losses	1,531	1,304	3,072	2,684

Service charges on deposit accounts	77	86	153	165
Other	104	68	179	132

Total non-interest income	181	154	332	297

Personnel	819	692	1,573	1,343
Occupancy, net	149	132	298	267
Furniture and equipment	25	38	50	78
Other	440	371	833	727

Total non-interest expense	1,433	1,233	2,754	2,415

Income before income taxes	279	225	650	566

Income tax expense	55	52	151	150

Net income	$224	$173	$499	$416

Net income per share:
Basic	$0.20	$0.16	$0.45	$0.39
Diluted	$0.20	$0.15	$0.44	$0.37

Weighted average shares outstanding:
Basic	1,099,880	1,072,033	1,097,326	1,071,948
Diluted	1,136,943	1,126,528	1,144,698	1,122,669
The accompanying notes are an integral part of these condensed consolidated financial statements.

TSB Financial Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in 000’s except per share amounts)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$499	$416
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	80	108
Provision for loan losses	109	252
Stock based compensation	17	14
(Increase) decrease in cash surrender value of bank-owned life insurance	(3)	62
Increase in other assets	(214)	(229)
Increase (decrease) in accrued interest payable	(58)	56
Increase in other liabilities	194	34

Net cash provided by operations	624	713

Cash flows from investing activities:
Purchase of securities available for sale	—	(5,189)
Proceeds from the maturity of securities available for sale	1,790	1,618
Purchase of Federal Home Loan Bank Stock	(11)	(40)
Net increase in loans	(4,145)	(18,937)
Purchase of premises and equipment	(136)	(32)

Net cash provided by (used in) investing activities	(2,502)	(22,580)

Cash flows from financing activities:
Net increase in demand and savings deposits	300	5,619
Net increase (decrease) in time deposits	(9,153)	16,035
Net increase in other short-term borrowed funds	5,094	169
Proceeds from the issuance of common stock	349	21
Tax benefit from exercise of stock options	13	14

Net cash provided by (used in) financing activities	(3,393)	21,844

Net decrease in cash and cash equivalents	(5,275)	(9)
Cash and cash equivalents, beginning of period	8,798	4,609

Cash and cash equivalents, end of period	$3,523	$4,600

Supplemental disclosure:
Cash paid for interest	$3,348	$1,073
Cash paid for income taxes	$237	$5
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
1.	Organization

TSB Financial Corporation (the “Company”) is a holding company with one subsidiary, The Scottish Bank (the “Bank”). The Bank is a state-chartered commercial bank which was incorporated in North Carolina on March 19, 1998. The Bank provides consumer and commercial banking services in Mecklenburg County. Common shares of the Bank were exchanged for common shares of the Company on September 14, 2006. On December 14, 2006, the Company formed TSB Statutory Trust I, a Delaware statutory trust (the “Trust”). The Trust had no operations subsequent to its formation other than the issuance of $3.0 million of trust preferred securities and its loan to the Company of the proceeds thereof. At this time, the Company does not engage in any business activities other than through the Bank and the Trust. Information presented prior to September 14, 2006 represents the operations of the Bank prior to the completion of the share exchange with the Company. On May 1, 2007, the Bank opened a loan production office in the Lake Norman area north of Charlotte, North Carolina.

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the six-month periods ended June 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States. Operating results for the three-month and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

The organization and business of the Company reflects that of the Bank. Accounting policies followed by the Company and other information are contained in the notes to the financial statements filed as part of the Company’s 2006 Annual Report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

Stock Splits

On February 1, 2006, the Bank declared an eleven-for-ten stock split effected in the form of a 10% stock dividend to stockholders of record on March 15, 2006. The 88,427 shares were distributed on April 10, 2006. Per share amounts have been adjusted to reflect this stock split.

On March 27, 2007, the Company declared an eleven-for-ten stock split effected in the form of a 10% stock dividend to stockholders of record on April 15, 2007. The 99,595 shares were distributed on May 15, 2007. Per share amounts have been adjusted to reflect this stock split.

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

Earnings per common share have been computed based upon the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average common shares outstanding	1,099,880	1,072,033	1,097,326	1,071,948

Effect of dilutive options	37,063	54,495	47,372	50,721

Weighted average common shares outstanding used to calculate diluted earnings per share	1,136,943	1,126,528	1,144,698	1,122,669

For the three and six months ended June 30, 2007, there were 24,133 antidilutive options and for the same periods in 2006, there were no antidilutive options.

3.	Commitments and Contingencies

In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. The unused portion of loan commitments at June 30, 2007 and December 31, 2006 were $60.5 million and $56.6 million, respectively. Commitments under standby letters of credit were $1.6 million at June 30, 2007 and were $1.5 million at December 31, 2006.

4.	Comprehensive Income

For the three months ended June 30, 2007 and 2006, total comprehensive income (loss), consisting of net income and unrealized securities gains and losses, net of taxes, was ($103) thousand and $182 thousand, respectively. For the six months ended June 30, 2007 and 2006, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $306 thousand and $45 thousand, respectively.

5.	Income Taxes

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (FIN 48). FIN 48 provides guidance on financial statement recognition and measurements of tax positions taken, or expected to be taken, in tax returns. The initial adoption of FIN 48 had no impact on the Company’s financial statements. As of January 1, 2007, there were no unrecognized tax benefits. The amount of unrecognized tax benefits may increase or decrease for various reasons including adding amounts for current year tax positions, expiration of open income tax returns due to statue of limitations, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions.

The Company’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in other non-interest expense in the Statement of Operations.

The Bank’s federal and state income tax returns are open and subject to examination from the 2003 tax return year and forward.

Item 2. Management’s Discussion and Analysis or Plan of Operation
TSB Financial Corporation (the “Company) is a bank holding company incorporated under the laws of North Carolina for the purpose of effecting the share exchange with The Scottish Bank (the “Bank”), which was completed on September 14, 2006. The share exchange was approved by the shareholders of the Bank on August 10, 2006. The share exchange resulted in each share of the Bank’s common stock being exchanged for one share of the Company’s common stock. There were no tax consequences to the exchange, and all assets, operations and employees of the Bank were unaffected by the share exchange with the Company. Financial information discussed herein for dates or periods prior to September 14, 2006 is the financial information of the Bank as the predecessor of the Company. On December 14, 2006, the Company formed TSB Statutory Trust I (the “Trust”), a Delaware statutory trust. The Trust has had no operations subsequent to its formation other than the issuance of $3.0 million of trust preferred securities and its loan to the Company of the proceeds thereof. At this time, the Company does not engage in any business activities other than through the Bank and the Trust. Information presented for periods prior to September 14, 2006 represents the operations of the Bank prior to the completion of the share exchange with the Company. The Bank opened a loan production office in the Lake Norman area north of Charlotte on May 1, 2007.

Forward – Looking Statements

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

Executive Overview

The primary focus of the Company during 2007 continues to be on loan growth and continued strong asset quality. The Bank has increased the number of its commercial loan officers during the last year, from six as of June 30, 2006 to ten as of June 30, 2007. Additionally, three lenders were replaced during this period, providing a new core group of lenders with commercial lending experience in the Charlotte area. The addition of these lenders was a primary component of the Bank’s strategy to increase new loan generation. Additionally, with the opening of a loan production office in the Lake Norman area just north of Charlotte, our footprint has expanded to benefit from this vibrant market. Asset quality has remained strong as a result of high credit standards and underwriting. The Company has continued to show improvement in its net interest margin while growing its loan base. We have been willing to let high-rate certificate of deposits run off and focus on core relationship deposits; thus our balance sheet has decreased in size, but the benefit of a stronger net interest margin is more favorable to the Company’s business plan.

Financial Condition

June 30, 2007 compared to December 31, 2006

The Company’s total assets decreased to $192.9 million at June 30, 2007 compared to $195.9 million at December 31, 2006. The reduction in assets resulted from reduced overnight investments and the maturities and runoff of the securities available for sale portfolio, which was partially offset by an increase in loans. The reduction in assets correlates to a reduction in the Company’s certificates of deposits.

Cash and due from banks decreased $5.3 million from the level at December 31, 2006. Cash and due from banks are available primarily to provide liquidity and to fund anticipated loan growth. This decrease related to the amount of overnight investments at the end of the period which fluctuates based on liquidity needs.

Securities available for sale decreased by $2.1 million, or 5.9%, to $33.6 million at June 30, 2007, from $35.7 million at December 31, 2006. This decrease reflects management’s decision to reduce the percentage of the Company’s investment portfolio to the total earning assets. The Company’s investment portfolio consists of U.S. Government Agency obligations, mortgage backed securities, and municipal securities. Investments in equity securities to maintain membership in the Federal Home Loan Bank was $713 thousand and $702 thousand at June 30, 2007 and December 31, 2006, respectively.

Gross loans increased $4.0 million, or 2.8%, from $145.0 million at December 31, 2006 to $149.0 million at June 30, 2007. The increase is reflective of the new lenders and the Company’s focus on quality loan growth. A loan production office in the Lake Norman area north of Charlotte, North Carolina was opened during the second quarter of 2007 and is currently staffed with two commercial lenders. At June 30, 2007, commercial, commercial and consumer real estate, and retail loans comprised 15%, 68% and 17%, respectively, of gross loans. At December 31, 2006, commercial, commercial and consumer real estate, and retail loans comprised 20%, 60% and 20%, respectively of gross loans. The increase in commercial and consumer real estate loans reflects the impact of the additional commercial loan officers. At June 30, 2007, management was not aware of any loans that represented a material credit risk, nor was management aware of any information which would cause serious doubts as to the ability of any borrower to comply with loan repayment terms.

The allowance for loan losses at June 30, 2007 and December 31, 2006 was 1.13% and 1.17%, respectively, of gross loans outstanding. Management believes the loan loss reserve to be adequate. The allowance for loan losses is established as losses are estimated by management’s analysis of the loan portfolio. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

The allowance for loan losses is funded through the provision for loan losses, which is an expense to the Company’s current earnings. Loan growth as well as the status of impaired loans may impact the amount of the provision for loan losses and thus the expense in any quarter. Management’s evaluation of the adequacy of the allowance for loan losses is based on known and inherent risks in the portfolio, adverse situations that may affect borrower’s ability to repay, the estimated value of the underlying collateral, the composition of the overall loan portfolio, current economic conditions and other relevant factors.

Deposits decreased $8.9 million, or 5.3%, to $159.0 million at June 30, 2007, from $167.9 million at December 31, 2006. The decrease in deposits is a result of management’s decision to reduce the reliance on customers with only higher rate certificates of deposits. Non-interest bearing deposits represented 16.7% of total deposits at June 30, 2007 and 15% of total deposits at December 31, 2006. Although the Company anticipates that deposits will increase, the timing and magnitude of deposit growth remains difficult to predict and is affected by the local economy, interest rates paid on competing investments and the confidence of customers in the financial services industry. The Company’s emphasis on improving the net interest margin may impact the growth and mix of deposits in the future.

Other borrowed funds at June 30, 2007 were $17.9 million, which was $5.1 million more than the levels at December 31, 2006. The increase is directly related to the increase in overnight borrowings. As the Company increases loan growth and reduces reliance on higher rate certificates of deposits, there may be a need for short-term borrowings to fund the loan growth. The longer term strategy will be to utilize lower interest bearing deposits to repay these borrowings.

Stockholders’ equity amounted to $15.6 million, or 8.1% of total assets at June 30, 2007, compared to $14.9 million, or 7.6% of total assets, at December 31, 2006. This percentage is in line with the Company’s business plan to improve the net interest margin by generating new loans and focusing on core relationship deposits.

Results of Operations

For the six months ended June 30, 2007 and 2006

The results of operations for the six months ended June 30, 2007 was net income of $499 thousand, or $.44 per diluted share, compared with net income of $416 thousand, or $.37 per diluted share, for the same period in 2006.

Net-interest income, the principal source of the Company’s earnings, was $3.2 million, or 3.51% of average earning assets, for the six-months ended June 30, 2007, compared to $2.7 million, or 3.50% of average earning assets, for the six-month period ended June 30, 2006. The yield on earning assets was 7.00%, while the rate on average interest bearing liabilities was 4.22%, for the six months ended June 30, 2007, compared to 6.51% and 3.62%, respectively, for the six months ended June 30, 2006. The net-interest margin continues to be impacted by competition for new loans and deposits, as well as the continuing low yields available on short-term investments.

The provision for loan losses was $109 thousand for the six months ended June 30, 2007, compared to $252 thousand for the comparable period in 2006. The provision for loan losses for 2007 was impacted by an increase in gross loans during the first quarter of 2007 and strong loan quality. During the fourth quarter of 2006, the Company refined its methodology of accounting for loan losses to align more closely with current regulatory guidance. Additionally, in the first six months of 2007, the Company charged off $124 thousand in relation to the resolution of two large non-accrual relationships. These charge-offs did not affect the provision as the full amount was previously provided for in the allowance for loan losses. There were no charged off loans during the same period in 2006.

Non-interest income was $332 thousand for the six months ended June 30, 2007, compared to $297 thousand for the six months ended June 30, 2006. This 11.7% increase relates to changes in the Company’s bank owned life insurance as well as an increase in the fees collected on deposit accounts.

Non-interest expense was $2.8 million for the six months ended June 30, 2007, as compared with $2.4 million for the comparable period in 2006. Personnel expenses for the six months ended June 30, 2007 were $1.6 million, compared to $1.3 million for the six months ended June 30, 2006, mainly due to increased staffing in the commercial loan department to support the Company’s planned loan growth.

The Company recorded income tax expense of $151 thousand for the six months ended June 30, 2007, compared to an income tax expense of $150 thousand during the six months ended June 30, 2006. The decline in the Company’s effective tax rate reflects an increase in income from non-taxable securities.

For the three months ended June 30, 2007 and 2006

Net income for the three months ended June 30, 2007 was $224 thousand or $.20 per diluted share, compared with net income of $173 thousand or $.15 per diluted share, for the same period in 2006.

Net interest income was $1.6 million for the three months ended June 30, 2007, compared to $1.5 million for the three months ended June 30, 2006. The increase is due to an increase in the rate of income earned on earning assets. The growth in loans from June 30, 2006 to June 30, 2007 was funded primarily by a decrease in securities available for sale. Typically, loans earn a higher rate of interest than securities available for sale. The Company believes this trend will continue as funds generated through maturing securities available for sale are redeployed into higher yielding loans.

The provision for loan losses was $107 thousand for the three months ended June 30, 2007 compared to $200 thousand for the three months ended June 30, 2006. The decrease is the result of strong asset quality and a refined methodology of establishing the allowance for loan losses, which was adopted during the fourth quarter of 2006. Additionally, in the second quarter of 2007, the Company charged off $29 thousand in relation to the resolution of a large non-accrual relationship. This charge off did not affect the provision as the full amount was previously provided for in the allowance for loan losses. There were no charged off loans during the same period in 2006.

Non-interest income was $181 thousand for the three months ended June 30, 2007, compared to $154 thousand for the period in 2006. The increase relates to the elimination of mortgage banking losses through the third quarter 2006 sale of the Company’s ownership of a mortgage company and the increase in dividends from a venture capital investment.

Non-interest expense was $1.4 million for the three months ended June 30, 2007 compared to $1.2 million for the same three-month period in 2006. This increase reflects the increase in personnel expense and other non-interest expense related to the growth in commercial loans.

The Company recorded tax expense of $55 thousand for the three months ended June 30, 2007 compared to $52 thousand for the three months ended June 30, 2006. This reduction in the effective tax rate reflects an increase in non-taxable securities.

Recent Accounting Pronouncements and Regulatory Changes

In September 2006, the Emerging Issues Task Force (EITF) issued EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF Issue 06-4”). EITF Issue 06-4 requires that for endorsement split-dollar insurance arrangements that provide a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 or Accounting Principles Board (APB) Opinion No. 12 based on the substantive agreement of the employee. If the employee has effectively agreed to maintain a life insurance policy during postretirement periods, the costs of the life insurance policy during the postretirement periods should be accrued in accordance with either FASB Statement No. 106 or APB Opinion No. 12. EITF Issue 06-4 is effective for fiscal years beginning after December 15, 2007. The Company will have no impact from EITF Issue 06-4 on its financial statements.

In March 2007, the Emerging Issues Task Force (EITF) issued EITF 06-10, “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF Issue 06-10”). EITF Issue 06-10 requires that an employer recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or APB Opinion No. 12, if the employer has agreed to maintain a life insurance policy during the employee’s retirement or to provide the employee with a death benefit based on the substantive arrangement with the employee. The EITF also affirmed as a consensus the tentative conclusion reached at the November 16, 2006 EITF meeting that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. EITF Issue 06-10 is effective for fiscal years beginning after December 15, 2007. The Company will have no impact from EITF Issue 06-10 on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (FAS 157). FAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to issuance of FAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FAS 157, fair value measurements are disclosed by level within that hierarchy. While FAS 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of adopting FAS 157 on its financial statements.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of fiscal years beginning after November 15, 2007, with early adoption permitted under certain circumstances. The Company is currently evaluating the impact of SFAS 159 on its financial statements.

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

Part II OTHER INFORMATION
     Item 1. Legal Proceedings
Not applicable
      Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not repurchase any shares of its common stock during the six months ended June 30, 2007.
      Item 3. Defaults upon Senior Securities
Not applicable
      Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Shareholders was held on May 22, 2007. The results of the vote follows:

Proposal One: Election of directors

	Shares Voted:
	FOR	WITHHELD
For terms expiring in 2008:
James H. Barnhardt, Jr.	688,089	40,560
William States Lee, IV	684,455	44,194
Marc H. Silverman	687,264	41,385
John B. Stedman, Jr.	688,222	40,427
For terms expiring in 2009:
P.W. Davis, III	688,063	40,586
Jubal A. Early	684,516	44,133
Herbert L. Harriss	684,735	43,914
Donald J. Sherrill	684,735	43,914
For terms expiring in 2010:
William B. Allen	688,728	39,921
William B. Barnhardt	686,891	41,758
Amy Rice Blumenthal	640,795	87,854
David J. Zimmerman	683,190	45,459
Proposal Two: Approval of the TSB Financial Corporation 2007 Employee Stock Purchase Plan

Shares Voted			Broker
FOR	AGAINST	ABSTAINING	Non Votes
443,503	114,649	8,430	162,067
Proposal Three: Approval of the TSB Financial Corporation 2007 Stock Incentive Plan

Shares Voted			Broker
FOR	AGAINST	ABSTAINING	Non Votes
412,130	134,914	19,538	162,067

Proposal Four: Ratification of Selection of Dixon Hughes PLLC as independent certified public accountants

Shares Voted			Broker
FOR	AGAINST	ABSTAINING	Non Votes
715,006	12,063	1,580	—
Item 5. Other information
          Not applicable
Item 6. Exhibits
       a) Exhibits

Exhibit 2.0	Agreement and Plan of Reorganization and Share Exchange dated May 16, 2006, between TSB Financial Corporation and The Scottish Bank, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of TSB Financial Corporation dated September 14, 2006.

Exhibit 3.1	Articles of Incorporation of TSB Financial Corporation, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of TSB Financial Corporation dated September 14, 2006.

Exhibit 3.2	Bylaws of TSB Financial Corporation, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of TSB Financial Corporation dated September 14, 2006.

Exhibit 4.0	Form of certificate of common stock of TSB Financial Corporation incorporated by reference to Exhibit 4.0 to the Quarterly Report of From 10-QSB of TSB Financial Corporation dated September 30, 2006.

Exhibit 10.1	Change of control agreement, dated as of May 23, 2007, between TSB Financial Corporation and John B. Stedman, Jr., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of TSB Financial Corporation dated May 23, 2007.

Exhibit 10.2	Change of control agreement, dated as of May 23, 2007, between TSB Financial Corporation and R. Allan Schlick, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of TSB Financial Corporation dated May 23, 2007.

Exhibit 10.3	Change of control agreement, dated as of May 23, 2007, between TSB Financial Corporation and Jan H. Hollar, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of TSB Financial Corporation dated May 23, 2007.

Exhibit 31.1	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

Exhibit 31.2	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

Exhibit 32.0	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TSB Financial Corporation
(Registrant)

Dated: 8/14/2007	/s/ Jan H. Hollar

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