Form 10QSB
period 2007-09-30
TSB Financial CORP
filed 2007-11-09
CIK 1374537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10 - QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock, $.01 par value, 1,115,599 shares outstanding as of October 16, 2007.
Transitional Small Business Disclosure Format Yes ☐ No ☑

Index	Page
PART I-FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets at September 30, 2007 and December 31, 2006.	3

Condensed Consolidated Statements of Income for the Three Months Ended September 30, 2007 and 2006 and the Nine Months Ended September 30, 2007 and 2006.	4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006.	5

Notes to Condensed Consolidated Financial Statements	6-7

Item 2. Management’s Discussion and Analysis or Plan of Operation	8-12

Item 3. Controls and Procedures	12-13

PART II-OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3. Defaults upon Senior Securities	13

Item 4. Submission of Matters to a Vote of Security Holders	13

Item 5. Other Information	13

Item 6. Exhibits	13-14

Signatures	15

Exhibit Index	16
Exhibit 31.1
Exhibit 31.2
Exhibit 32.0

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TSB Financial Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in 000’s, except per share amounts)

	(Unaudited)
	September 30,	December 31,
	2007	2006*
Assets
Cash and due from banks	$5,778	$8,798
Securities available for sale (cost: $32,305 at September 30, 2007 and $35,977 at September 30, 2006)	32,019	35,660
Federal Home Loan Bank stock	713	702
Loans	152,456	144,989
Less allowance for loan losses	(1,735)	(1,697)

Net loans	150,721	143,292
Premises and equipment, net	1,658	1,287
Interest receivable	899	914
Other assets	5,675	5,238

Total assets	$197,463	$195,891

Liabilities and Shareholders’ Equity
Deposits
Demand, NOW, and money market accounts	$68,420	$70,476
Savings	4,763	8,955
Time deposits of $100 or more	50,649	47,545
Other time deposits	41,715	40,903

Total deposits	165,547	167,879

Other borrowed funds, short term	4,419	1,732
Other borrowed funds, long term	11,093	11,093
Interest payable	269	295
Other liabilities	100	14

Total liabilities	181,428	181,013

Shareholders’ equity
Common stock, $ .01 par value, 20,000,000 shares authorized, 1,115,599 shares issued and outstanding at September 30, 2007 and 985,672 issued and outstanding at December 31, 2006	11	10
Additional paid in capital	15,574	13,281
Retained earnings	626	1,781
Accumulated other comprehensive loss	(176)	(194)

Total shareholders’ equity	16,035	14,878

Total liabilities and shareholders’ equity	$197,463	$195,891

The accompanying notes are an integral part of these condensed consolidated financial statements.

*	Derived from Audited Consolidated Financial Statements

TSB Financial Corporation
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in 000’s, except per share amounts)

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest income
Interest and fees on loans	$2,902	$2,766	$8,507	$7,383
Federal funds sold	31	3	81	30
Investment securities
State and municipal (non taxable)	107	76	320	191
Other investments (taxable)	284	369	887	1,068

Total interest income	3,324	3,214	9,795	8,672

Interest expense
Savings, NOW, and money market accounts	395	326	1,184	663
Time deposits of $100 or more	604	625	1,732	1,659
Other time deposits	455	522	1,321	1,372
Borrowed funds, short term	75	95	194	233
Borrowed funds, long term	195	83	583	246

Total interest expense	1,724	1,651	5,014	4,173

Net interest income	1,600	1,563	4,781	4,499

Provision for loan losses	53	16	162	268

Net interest income after provision for loan losses	1,547	1,547	4,619	4,231

Non-Interest Income
Service charges on deposit accounts	85	75	238	240
Other	104	214	283	346

Total non-interest income	189	289	521	586

Non-Interest Expense
Personnel	789	733	2,362	2,076
Occupancy, net	138	138	436	405
Furniture and equipment	41	28	91	106
Other	458	413	1,291	1,140

Total non-interest expense	1,426	1,312	4,180	3,727

Income before income taxes	310	524	960	1,090

Income tax expense	77	165	228	315

Net income	$233	$359	$732	$775

Net income per share:
Basic	$0.21	$0.34	$0.66	$0.73
Diluted	$0.21	$0.32	$0.66	$0.70

Weighted average shares outstanding:
Basic	1,125,794	1,065,887	1,102,796	1,065,887
Diluted	1,134,135	1,117,664	1,106,824	1,113,165
The accompanying notes are an integral part of these condensed consolidated financial statements.

TSB Financial Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in 000’s except per share amounts)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$732	$775
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	120	143
Provision for loan losses	162	268
Stock based compensation	25	22
Gain on sale of investment in Mortgage Company	—	(123)
Increase in cash surrender value of bank-owned life insurance	(39)	(94)
Increase in other assets	(409)	(125)
Increase (decrease) in accrued interest payable	(26)	84
Increase in other liabilities	86	72

Net cash provided by operations	652	1,022

Cash flows from investing activities:
Purchase of securities available for sale	—	(7,424)
Proceeds from the maturity of securities available for sale	3,672	2,177
Proceeds from the sale of Mortgage Company	—	160
Purchase of Federal Home Loan Bank Stock	(11)	(40)
Net increase in loans	(7,591)	(20,761)
Purchase of premises and equipment	(492)	(64)

Net cash used in investing activities	(4,422)	(25,952)

Cash flows from financing activities:
Net increase (decrease) in demand and savings deposits	(6,248)	18,258
Net increase in time deposits	3,916	10,665
Net increase (decrease) in other short-term borrowed funds	2,687	(4,192)
Proceeds from the issuance of common stock	382	146
Tax benefit from exercise of stock options	13	19

Net cash provided by financing activities	750	24,896

Net decrease in cash and cash equivalents	(3,020)	(34)
Cash and cash equivalents, beginning of period	8,798	4,609

Cash and cash equivalents, end of period	$5,778	$4,575

Supplemental disclosure:
Cash paid for interest	$5,039	$4,089
Cash paid for income taxes	$332	$396
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
1.	Organization

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

On August 29, 2007, the Company entered into an Agreement and Plan of Merger with SCBT Financial Corporation providing for the merger of the Company with and into SCBT Financial Corporation, subject to specified conditions. On September 28, 2007, the Company entered into an Amendment to Agreement and Plan of Merger with SCBT Financial Corporation to make clarifying amendments to the Agreement and Plan of Merger.

In management’s opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the nine-month periods ended September 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States. Operating results for the three-month and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

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

Earnings per common share have been computed based upon the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted average common shares outstanding	1,125,794	1,065,887	1,102,796	1,065,887

Effect of dilutive options	8,341	51,777	4,028	47,278

Weighted average common shares outstanding used to calculate diluted earnings per share	1,134,135	1,117,664	1,106,824	1,113,165

For the three months ended September 30, 2007, there were no antidilutive options. For the nine months ended September 30, 2007, there were 24,133 antidilutive options. Antidilutive shares for the three and nine months ended September 30, 2006 were 629 and 719, respectively.

3.	Commitments and Contingencies

In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. The unused portion of loan commitments at September 30, 2007 and December 31, 2006 were $82.6 million and $56.6 million, respectively. Commitments under standby letters of credit were $395 thousand at September 30, 2007 and were $1.5 million at December 31, 2006.

4.	Comprehensive Income

For the three months ended September 30, 2007 and 2006, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $444 thousand and $845 thousand, respectively. For the nine months ended September 30, 2007 and 2006, total comprehensive income, consisting of net income and unrealized securities gains and losses, net of taxes, was $750 thousand and $890 thousand, respectively.

5.	Income Taxes

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (FIN 48). FIN 48 provides guidance on financial statement recognition and measurements of tax positions taken, or expected to be taken, in tax returns. The initial adoption of FIN 48 had no impact on the Company’s financial statements. As of January 1, 2007, there were no unrecognized tax benefits. The amount of unrecognized tax benefits may increase or decrease for various reasons including adding amounts for current year tax positions, expiration of open income tax returns due to statute of limitations, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions.

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
On August 29, 2007, the Company entered into an Agreement and Plan of Merger with SCBT Financial Corporation providing for the merger of the Company with and into SCBT Financial Corporation, subject to specified conditions. On September 28, 2007, the Company entered into an Amendment to Agreement and Plan of Merger with SCBT Financial Corporation to make clarifying amendments to the Agreement and Plan of Merger.
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
Executive Overview
The primary operating focus of the Company during 2007 continues to be on loan growth and continued strong asset quality. The Bank has increased the number of its commercial loan officers during the last year, from six as of September 30, 2006 to ten as of September 30, 2007. Additionally, three lenders were replaced during this period, providing a new core group of lenders with commercial lending experience in the Charlotte area. The addition of these lenders was a primary component of the Bank’s strategy to increase new loan generation. Additionally, with the opening of a loan production office in the Lake Norman area just north of Charlotte, our footprint has expanded to benefit from this vibrant market. Asset quality has remained strong as a result of high credit standards and underwriting. Net income as of September 30, 2007 decreased compared to the same period in 2006 primarily due to the 2006 third quarter sale of the Company’s ownership of a mortgage company in which the Company recorded a gain of $123 thousand relative to the sale.

Financial Condition
September 30, 2007 compared to December 31, 2006
The Company’s total assets increased to $197.5 million at September 30, 2007 compared to $195.9 million at December 31, 2006. The increase in assets is due to a $7.4 million increase in net loans during the nine month period, attributable to the addition of new lenders and the new loan production office in the Lake Norman area north of Charlotte. Overnight investments and the maturities and runoff of the securities available for sale portfolio decreased, but was offset by the increase in loans.
Cash and due from banks decreased $3.0 million from the level at December 31, 2006. Cash and due from banks are available primarily to provide liquidity and to fund anticipated loan growth. This decrease related to the amount of overnight investments at the end of the period which fluctuates based on liquidity needs.
Securities available for sale decreased by $3.6 million, or 10.21%, to $32.0 million at September 30, 2007, from $35.7 million at December 31, 2006. This decrease reflects management’s decision to reduce the percentage of the Company’s investment portfolio to the total earning assets. The Company’s investment portfolio consists of U.S. Government Agency obligations, mortgage backed securities, and municipal securities. Investments in equity securities to maintain membership in the Federal Home Loan Bank was $713 thousand and $702 thousand at September 30, 2007 and December 31, 2006, respectively.
Gross loans increased $7.5 million, or 5.2%, from $145.0 million at December 31, 2006 to $152.5 million at September 30, 2007. The increase is reflective of the new lenders and the Company’s focus on quality loan growth. A loan production office in the Lake Norman area north of Charlotte, North Carolina was opened during the second quarter of 2007 and is currently staffed with two commercial lenders. At September 30, 2007, commercial, commercial and consumer real estate, and retail loans comprised 15%, 68% and 17%, respectively, of gross loans. At December 31, 2006, commercial, commercial and consumer real estate, and retail loans comprised 20%, 60% and 20%, respectively of gross loans. The increase in commercial and consumer real estate loans reflects the impact of the additional commercial loan officers. At September 30, 2007, management was not aware of any loans that represented a material credit risk, nor was management aware of any information which would cause serious doubts as to the ability of any borrower to comply with loan repayment terms.
The allowance for loan losses at September 30, 2007 and December 31, 2006 was 1.14% and 1.17%, respectively, of gross loans outstanding. Management believes the loan loss reserve to be adequate. The allowance for loan losses is established as losses are estimated by management’s analysis of the loan portfolio. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.
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
Deposits decreased $2.3 million, or 1.4%, to $165.5 million at September 30, 2007, from $167.9 million at December 31, 2006. The decrease in deposits is primarily in the category of savings which is related to the transfer of funds to higher yielding accounts as evident by the increase in time deposits. Non-interest bearing deposits represented 15.4% of total deposits at September 30, 2007 and 15.0% of total deposits at December 31, 2006. Although the Company anticipates that deposits will continue to increase, the timing and magnitude of deposit growth remains difficult to predict and is affected by the local economy, interest rates paid on competing investments and the confidence of customers in the financial services industry. The Company’s emphasis on improving the net interest margin may impact the growth and mix of deposits in the future.

Other borrowed funds at September 30, 2007 were $15.5 million, which was $2.7 million more than the levels at December 31, 2006. The increase is directly related to the increase in overnight borrowings. As the Company increases loan growth and reduces reliance on higher rate certificates of deposits, there may be a need for short-term borrowings to fund the loan growth. The longer term strategy will be to utilize lower interest bearing deposits to repay these borrowings.
Stockholders’ equity amounted to $16.0 million, or 8.1% of total assets at September 30, 2007, compared to $14.9 million, or 7.6% of total assets, at December 31, 2006. This percentage is in line with the Company’s business plan to improve the net interest margin by generating new loans and focusing on core relationship deposits.
Results of Operations
For the nine months ended September 30, 2007 and 2006
The results of operations for the nine months ended September 30, 2007 was net income of $732 thousand, or $.66 per diluted share, compared with net income of $775 thousand, or $.70 per diluted share, for the same period in 2006.
Net-interest income, the principal source of the Company’s earnings, was $4.6 million, or 3.48% of average earning assets, for the nine-months ended September 30, 2007, compared to $4.2 million, or 3.45% of average earning assets, for the nine-month period ended September 30, 2006. The yield on earning assets was 7.00%, while the rate on average interest bearing liabilities was 4.24%, for the nine months ended September 30, 2007, compared to 6.64% and 3.82%, respectively, for the nine months ended September 30, 2006. The net-interest margin was 3.44% at September 30, 2007 and 3.34% at September 30, 2006. The net-interest margin continues to be impacted by competition for new loans and deposits, as well as the increase in time deposits and the continuing low yields available on short-term investments. This rate increased due to loan growth and the need to fund as well as the concern over the current economic environment and its impact on outside liquidity sources.
The provision for loan losses was $162 thousand for the nine months ended September 30, 2007, compared to $268 thousand for the comparable period in 2006. The provision for loan losses for 2007 was impacted by an increase in gross loans during the first quarter of 2007 and strong loan quality. During the fourth quarter of 2006, the Company refined its methodology of accounting for loan losses to align more closely with current regulatory guidance. Additionally, in the first nine months of 2007, the Company charged off $125 thousand in relation to the resolution of two large non-accrual relationships. These charge-offs did not affect the provision as the full amount was previously provided for in the allowance for loan losses. There were no charged off loans during the same period in 2006.
Non-interest income was $521 thousand for the nine months ended September 30, 2007, compared to $586 thousand for the nine months ended September 30, 2006. This 11.1% decrease relates primarily to the third quarter 2006 sale of the Company’s ownership of a mortgage company. During the third quarter of 2006, the Company recorded a gain of $123 thousand relative to this sale.
Non-interest expense was $4.2 million for the nine months ended September 30, 2007, as compared with $3.7 million for the comparable period in 2006. Personnel expenses for the nine months ended September 30, 2007 were $2.4 million, compared to $2.1 million for the nine months ended September 30, 2006, mainly due to increased staffing in the commercial loan department to support the Company’s planned loan growth.
The Company recorded income tax expense of $228 thousand for the nine months ended September 30, 2007, compared to an income tax expense of $315 thousand during the nine months ended September 30, 2006. The decline in the Company’s recorded tax expense reflects an increase in income from non-taxable securities.

For the three months ended September 30, 2007 and 2006
Net income for the three months ended September 30, 2007 was $233 thousand or $.21 per diluted share, compared with net income of $359 thousand or $.32 per diluted share, for the same period in 2006.
Net interest income was $1.6 million for the three months ended September 30, 2007 and September 30, 2006. Loan growth offset the decrease in overnight funds and securities. The growth in loans from September 30, 2006 to September 30, 2007 was funded primarily by a decrease in securities available for sale. Typically, loans earn a higher rate of interest than securities available for sale. The Company believes this trend will continue as funds generated through maturing securities available for sale are redeployed into higher yielding loans.
The provision for loan losses was $53 thousand for the three months ended September 30, 2007 compared to $16 thousand for the three months ended September 30, 2006. The increase is the result of loan growth. There were no charged off loans during the three months ended September 30, 2007 or September 30, 2006.
Non-interest income was $189 thousand for the three months ended September 30, 2007, compared to $289 thousand for the same period in 2006. The decrease relates to the 2006 third quarter sale of the Company’s ownership of a mortgage company. During the third quarter of 2006, the Company recorded a gain of $123 thousand relative to this sale.
Non-interest expense was $1.4 million for the three months ended September 30, 2007 compared to $1.3 million for the same three-month period in 2006. This increase reflects the increase in personnel expense and other non-interest expense related to the growth in commercial loans.
The Company recorded tax expense of $77 thousand for the three months ended September 30, 2007 compared to $165 thousand for the three months ended September 30, 2006. This reduction in the recorded tax expense reflects an increase in non-taxable securities.
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
Section 404 of the Sarbanes-Oxley Act requires companies subject to the reporting requirements of the Securities Exchange Act of 1934 to include in their annual reports a report of management on the company’s internal control over financial reporting, along with an attestation report and audit report of the company’s registered public accounting firm as to the company’s internal control over financial reporting. The internal control report must include: a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the company; management’s assessment of the effectiveness of the company’s internal control over financial reporting as of the end of the company’s most recent fiscal year; a statement identifying the framework used by management to evaluate the effectiveness of the company’s internal control over financial reporting; and a statement that the registered public accounting firm that audited the company’s financial statements included in the annual report has issued an attestation report on management’s assessment of the company’s internal control over financial reporting. As a small issuer and absent any further extensions of the phase-in date, the Company, if it continues as a separate reporting company under the Securities Exchange Act of 1934, will first be required to comply with Section 404 of the Sarbanes-Oxley Act with respect to its Annual Report on Form 10-KSB for the year ending December 31, 2007. In that first year, the Company will not be required to include the attestation report and audit report of the Company’s registered public accounting firm as to the Company’s internal control over financial reporting, which will be required in subsequent years’ annual reports.
In the event that there is no further extension to the phase-in date for compliance with Section 404 and the Company continues as a separate reporting company under the Securities Exchange Act of 1934, the Company’s net income may be adversely affected in 2007, and more significantly in 2008, related to the expense of compliance with Section 404.
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
Part II OTHER INFORMATION
     Item 1. Legal Proceedings
Not applicable
     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not repurchase any shares of its common stock during the nine months ended September 30, 2007.
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
Exhibit 2.1 Agreement and Plan of Merger date as of August 29, 2007 between SCBT Financial Corporation and TSB Financial Corporation, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of TSB Financial Corporation dated August 30, 2007.
Exhibit 2.2 Amendment to Agreement and Plan of Merger dated as of September 28, 2007 between SCBT Financial Corporation and TSB Financial Corporation, incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of TSB Financial Corporation dated October 1, 2007.

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
Exhibit 10.1 Amended and Restated Change in Control agreement, dated as of August 29, 2007, between TSB Financial Corporation and John B. Stedman, Jr., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of TSB Financial Corporation dated August 30, 2007.
Exhibit 10.2 Amended and Restated Change in Control agreement, dated as of August 29, 2007, between TSB Financial Corporation and R. Allan Schlick, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of TSB Financial Corporation dated August 30, 2007.
Exhibit 10.3 Amended and Restated Change of control agreement, dated as of August 29, 2007, between TSB Financial Corporation and Jan H. Hollar, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of TSB Financial Corporation dated August 30, 2007.
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
Dated: 11/8/2007
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